Form 10-Q
period 2016-06-30
Liberated Syndication Inc.
filed 2016-08-05
CIK 1667489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from

 to

Commission File No.   333-209599

LIBERATED SYNDICATION INC.

 (Exact name of registrant as specified in its charter)

NEVADA	47-5224851
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5001 Baum Boulevard, Suite 770

Pittsburgh, Pennsylvania 15213

 (Address of Principal Executive Offices)

Registrant's Telephone Number:  (412) 621-0902

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes [ _]  No[X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of ‘‘large accelerated filer”, “accelerated filer’’ and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]  No [X]

As of August 2, 2016, there were 20,805,860 shares of common stock, par value $0.001, of the registrant issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

The Unaudited Condensed Consolidated Financial Statements of Liberated Syndication Inc., a Nevada corporation ( the “Company,” “we,” “our,” “us” and words of similar import), required to be filed with this 10-Q Quarterly Report were prepared by management and commence on the following page, together with related notes.  In the opinion of management, the Unaudited Condensed Consolidated Financial Statements fairly present the financial condition of the Company.

LIBERATED SYNDICATION INC.
FINANCIAL STATEMENTS

CONTENTS

PAGE
Unaudited Condensed Consolidated Balance Sheets	3

Unaudited Condensed Consolidated Statements of Operations	4

Unaudited Condensed Consolidated Statements of Cash Flows	5

Notes to Unaudited Condensed Consolidated Financial Statements	6-10

LIBERATED SYNDICATION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
CURRENT ASSETS:	Unaudited
Cash	$ 3,515,814	$ 2,470,694
Accounts receivable, net	560,949	336,267
Prepaid expenses	142,083	12,500

Total current assets	4,218,846	2,819,461

Property and equipment, net	27,613	21,870
Goodwill	11,484,251	11,484,251

Total assets	$ 15,730,710	$ 14,325,582

CURRENT LIABILITIES:
Accounts payable	636,991	410,434
Accrued expenses	32,881	42,080
Deferred revenue	138,295	146,859
Total current liabilities	808,167	599,373

Total liabilities	808,167	599,373

STOCKHOLDERS' EQUITY
Common stock (Restated)	20,806	20,806
Additional paid-in capital (Restated)	25,557,708	25,694,513
Retained Earnings (accumulated deficit)	(10,655,971)	(11,989,110)
Total stockholders' equity	14,922,543	13,726,209
Total liabilities and stockholders' equity	$ 15,730,710	$ 14,325,582

Liberated Syndication Inc. and Subsidiaries Balance Sheet (Parenthetical)
Statement of Financial Position	June 30, 2016	December 31, 2015
Allowance for doubtful accounts	14,000	14,000
Common stock authorized	200,000,000	200,000,000
Common stock par value	0.001	0.001
Common stock outstanding (Restated)	20,805,860	20,805,860

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Revenue	$ 2,125,539	$ 1,739,903	$ 4,190,816	$ 3,214,755
Cost of Revenue	751,563	496,536	1,406,759	958,285
Gross Profit	1,373,976	1,243,367	2,784,057	2,256,470

OPERATING EXPENSES

Selling expenses	65,799	48,825	136,204	116,678
General and administrative	569,332	476,705	1,314,714	905,389
Total Operating Expenses	635,131	525,530	1,450,918	1,022,067
Income from operations	738,845	717,837	1,333,139	1,234,403

OTHER INCOME (EXPENSE):

Other income (expense)	-	(395)	-	(395)
Total Other Income (expense)	-	(395)	-	(395)
Income from operations before income taxes	738,845	717,442	1,333,139	1,234,008

INCOME TAXES
Current Income Tax Expense (Benefit)	-	-	-	-
Deferred Income Tax Expense (Benefit)	-	-	-	-
Net Income	$ 738,845	$ 717,442	$ 1,333,139	$ 1,234,008

BASIC AND DILUTED INCOME PER COMMON SHARE (Restated)	$ 0.04	$ 0.03	$ 0.06	$ 0.06
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Restated)	20,805,860	20,805,860	20,805,860	20,805,860

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six months ended June 30,
	2016	2015

Cash Flows from Operating Activities
Net income	$ 1,333,139	$ 1,234,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	12,693	11,606
Change in assets and liabilities:
Accounts receivable	(224,683)	(53,862)
Prepaid expenses	(129,583)	9,619
Accounts payable	226,557	(16,082)
Accrued expense	(9,199)	(8,557)
Deferred revenue	(8,564)	25,622
Net Cash Provided by Operating Activities	1,200,360	1,202,354

Cash Flows from Investing Activities:

Purchase of equipment	(18,436)
Net Cash Used in Investing Activities	(18,436)	-

Cash Flows from Financing Activities:
Payments to FAB Universal Corp	(136,804)	(1,245,832)

Net Cash Used in Financing Activities	(136,804)	(1,245,832)

Net Increase in Cash	1,045,120	(43,478)
Cash at Beginning of Period	2,470,694	1,056,799
Cash at End of Period	$ 3,515,814	$ 1,013,321

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	-	-
Income taxes	-	-

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements

LIBERATED SYNDICATION INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – On September 30, 2015, FAB Universal Corp. (“FAB”) organized Liberated Syndication Inc. (“Libsyn”), a Nevada Corporation and transferred all the shares of Webmayhem Inc. (Webmayhem) to Libsyn. Libsyn is a wholly owned subsidiary of FAB.  Webmayhem, Inc. (“Webmayhem”), a Pennsylvania corporation, a wholly owned subsidiary of Libsyn, was organized on January 1, 2001.  Webmayhem provides podcast hosting services for producers of podcasting content.  Webmayhem also offers ad insertion on certain of the producers’ content.

Reverse Spinoff / Weighted Average Shares Outstanding / Restatement - As of June 30, 2016 and December 31, 2015, Libsyn was a wholly owned subsidiary of FAB. On September 29, 2015, the Board of Directors of FAB resolved to spin-off the operations of Subsidiary, wherein FAB ownership of the Subsidiary was transferred to Libsyn and FAB’s Board of Directors declared a stock dividend of 1 share of common stock of Libsyn to each common shareholder of FAB that is payable on August 1, 2016 to each of FAB’s shareholders of record on the record date of July 20, 2016.  The dividend effectively spun-off the operations of Libsyn and Subsidiary to the shareholders of FAB accounting for the transaction as a reverse spin-off.

The basic and diluted earnings per share and weighted average basic and diluted common shares outstanding gives effect to the 20,804,860 additional common shares issued upon spin off of the Company from FAB accounted for as a reverse spin-off.

Consolidation - The financial statements presented reflect the accounts of Libsyn and Webmayhem.  All inter-company transactions have been eliminated in consolidation. The Company allocated expenses incurred by the FAB to Libsyn using a proportional cost allocation method.  Management believes this to be a reasonable method and reflects all costs of doing business.

Accounting Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Management made assumptions and estimates for determining reserve for accounts receivable, depreciation of fixed assets and in determining the impairment of definite life intangible assets and goodwill.  Actual results could differ from those estimated by management.

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents.  At June 30, 2016, the Company had $3,321,208 cash balances in excess of federally insured limits.

Accounts Receivable – Accounts receivable consist of trade receivables arising in the normal course of business. At June 30, 2016 and 2015, the Company has an allowance for doubtful accounts of $14,000 and $14,000, respectively, which reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the six months ended June 30, 2016 and 2015, the Company adjusted the allowance for bad debt by $0.

Depreciation – Depreciation of property and equipment is provided on the straight-line method over the estimated useful lives.

Long-lived intangible assets – Libsyn evaluates its long-lived assets for impairment whenever events or change in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the asset.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Software Development Costs - We account for software development costs, including costs to develop software products or the software component of products to be marketed to external users, as well as software programs to be used solely to meet our internal needs in accordance with ASC Topic 985 Software and ASC Topic 350 Intangibles – Goodwill and Other. We have determined that technological feasibility for our products to be marketed to external users was reached shortly before the release of those products. As a result, the development costs incurred after the establishment of technological feasibility and before the release of those products were not material, and accordingly, were expensed as incurred. In addition, costs incurred during the application development stage for software programs to be used solely to meet our internal needs were not material.

Goodwill – Goodwill is evaluated for impairment annually in the fourth quarter of the Company’s fiscal year, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. Management noted no triggering events during the period ended June 30, 2016.

Advertising Costs – Advertising costs are expensed as incurred and amounted to $14,433 and $34,125 for the six months ending June 30, 2016 and 2015, respectively.

Fair Value of Financial Instruments – The Company accounts for fair value measurements for financial assets and financial liabilities in accordance with FASB ASC Topic 820. The authoritative guidance, which, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as the exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•

Level 1. Observable inputs such as quoted prices in active markets for identical assets or liabilities;

•

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Unless otherwise disclosed, the fair value of the Company’s financial instruments including cash, accounts receivable, prepaid expenses, and accounts payable and accrued expenses approximates their recorded values due to their short-term maturities.

Revenue Recognition - Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with FASB ASC Topic 985-605, Software — Revenue Recognition.  The Company's revenue recognition policies are also in compliance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101 and 104.

We evaluate whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. Generally, when we are primarily obligated in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, revenue is recorded at the gross sale price. We generally record the net amounts as commissions earned if we are not primarily obligated and do not have latitude in establishing prices. Such amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Publishing services are billed on a month to month basis.  The Company recognizes revenue from providing digital media publishing services when the services are provided and when collection is probable.  The Company recognizes revenue from the insertion of advertisements in digital media, as the digital media with the advertisement is downloaded and collection is probable.  The Company recognizes revenue from the sale of apps and premium subscriptions when sold and collection is probable.

The Company facilitates the sale of producers’ premium content through the sale of subscriptions.  The amount earned per transaction is fixed and the producers’ determine the price for the sale of the subscription, and the Company earns a percentage of what the customer pays.  Accordingly, the Company reports premium subscription revenue at net.

Leases – The Company accounts for leases in accordance with Accounting Standards Codification (“ASC”) Topic 840. Leases that meet one or more of the capital lease criteria of standard are recorded as a capital lease, all other leases are operating leases.

Research and Development - Research and development costs are expensed as incurred and recorded in cost of revenue. Research and development costs totaling, $248,811 and $135,082, for the six months ended June 30, 2016 and 2015, respectively where included in cost of revenue.

Earnings Per Share – The Company computes earnings per share in accordance with FASB ASC Topic 260 Earnings Per Share, which requires the Company to present basic earnings per share and diluted earnings per share when the effect is dilutive (see Note 7). The Proforma basic and diluted earnings per share and proforma weighted average basic and diluted common shares outstanding gives effect to the 20,804,860 additional common shares to be issued upon spin off of the Company from FAB accounted for as a reverse spin-off.

Income Taxes – The Company accounts for income taxes in accordance with FASB ASC Topic 740 Accounting for Income Taxes.  This topic requires an asset and liability approach for accounting for income taxes (See Note 6).

Recently Enacted Accounting Standards - In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. generally accepted accounting principles. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. On July 9 2015, the FASB agreed to delay the effective date by one year; accordingly, the new standard is effective for us beginning in the first quarter of 2018 and we expect to adopt it at that time. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have not yet selected a transition method, nor have we determined the impact of the new standard on our consolidated financial statements.

In 2015, the FASB issued an amended standard requiring that we classify all deferred tax assets and liabilities as non-current on the balance sheet instead of separating deferred taxes into current and non-current. The amended standard is effective for us beginning in the first quarter of 2017; early adoption is permitted and we are evaluating whether we will early adopt. The amended standard may be adopted on either a prospective or retrospective basis. We do not expect that the adoption of this standard will have a significant impact on our financial position or results of operations.

In February 2016, the FASB issued changes to the accounting for leases that primarily affect presentation and disclosure requirements. The new standard will require the recognition of a right to use asset and underlying lease liability for operating leases with an initial life in excess of one year. This standard is effective for us beginning in the first quarter of 2019. We have not yet determined the impact of the new standard on our consolidated financial statements.

Recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:

	Life	June 30, 2016	December 31, 2015

Furniture, fixtures and equipment	2-10 yrs	$127,198	$108,762
		127,198	108,762
Less: Accumulated depreciation		(99,585)	(86,892)
Property & equipment, net		$27,613	$21,870

Depreciation expense for the six months ended June 30, 2016 and 2015 was $12,693 and $11,606, respectively.

NOTE 3 - GOODWILL

Impairment - During the fourth quarter of 2015 and 2014, Libsyn management performed its annual test of impairment of goodwill by comparing the net carrying value of the intangible asset with the fair value of the reporting units. Based upon the results of this analysis, it was determined that the goodwill was not impaired.

Goodwill - The following is a summary of goodwill:

	For the Periods Ended
	June 30, 2016	December 31, 2015

Goodwill at beginning of period	$11,484,251	$11,484,251
Impairment	-	-
Goodwill at end of period	$11,484,251	$11,484,251

NOTE 4 - CAPITAL STOCK

Common Stock - The Company has authorized 200,000,000 shares of common stock, $0.001 par value.  As of June 30, 2016, 1,000 shares were issued and outstanding.  As of June 30, 2016, the Company is a wholly owned subsidiary of FAB Universal Corp.

Reverse spin-off – On September 29, 2015, the Board of Directors of FAB resolved to spin-off the operations of Subsidiary, wherein FAB ownership of the Subsidiary was transferred to Libsyn and FAB’s Board of Directors declared a stock dividend of 1 share of common stock of Libsyn to each common shareholder of FAB that is payable on August 1, 2016 to each of FAB’s shareholders of record on July 20, 2016.  The dividend effectively spun-off the operations of Libsyn and Subsidiary to the shareholders of FAB accounting for the transaction as a reverse spin-off.

NOTE 5 - INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Accounting for Income Taxes which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At June 30, 2016 and 2015, the total of all deferred tax assets was $4,159,360 and $5,409,856, respectively, and the total of the deferred tax assets related to goodwill was $1,830,789 and $1,319,678, respectively.  The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the deferred tax assets the Company established a valuation allowance equal to the deferred tax asset.  The change in the valuation allowance for the six months ended June 30, 2016 and 2015 was $541,390 and $501,144, respectively.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES – continued

The components of income tax expense (benefit) from continuing operations for the six months ended June 30, 2016 and 2015 consist of the following:

	For the Six Months Ended
	June 30,
	2016	2015
Current tax expense:
Federal	$-	$-
State	-	-
Current tax expense	-	-

Deferred tax expense (benefit):
Goodwill	255,554	255,554
Valuation Allowance	(541,390)	(501,144)
Net operating loss carryforward	285,836	245,590
Subtotal deferred tax expense/(benefit)	-	-
Income tax expense/(benefit)	$-	$-

Deferred income tax expense/(benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

A reconciliation of income tax expense as the federal statutory rate to income tax expense at the Company’s effective rate is as follows:

	For the Six Months Ended June 30,
	2016	2015

Computed tax at the expected statutory rate	$ 453,267	$ 419,562
State and local income taxes, net of federal	87,936	81,399
Other non-deductible expenses	187	183
Valuation Allowance	(541,390)	(501,144)
Income tax expense/(benefit)	$ -	$ -

The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset at June 30, 2016 and 2015:

	December 31,	December 31,
	2015	2014
Current deferred tax assets (liabilities):
Allowance for doubtful accounts	$ -	$ -
Vacation accrual	-	-
Total current deferred tax assets (liabilities)	-	-

Long-term deferred tax assets (liabilities):
Goodwill - impaired	2,903,618	2,903,618
Goodwill – tax amortization	(4,734,404)	(4,223,296)
Net operating loss carryforward	5,990,146	6,729,534
Valuation allowance	(4,159,360)	(5,409,856)
Total long-term deferred tax assets (liabilities)	$ -	$ -
Net term deferred tax assets (liabilities)	$ -	$ -

LIBERATED SYNDICATION INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - LEASES

Operating Lease - The Company leases office space in Pittsburgh, Pennsylvania for $4,667 on a month to month basis.  The Company may further be obligated for a lease for space in Los Angeles, California for $27,872 a month through February 2017, $28,710 a month through February 2018, $29,581 a month through February 2019 and $30,573 a month through June 2019.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of June 30, 2016 are as follows:

Year ending June 30:	Lease Payments
2017	288,319
2018	323,221
2019	148,842
Thereafter	-
Total Minimum Lease Payment	$ 760,382

Lease expense charged to operations was $115,918 and $116,820 for the six months ended June 30, 2016 and 2015, respectively.

NOTE 7 –EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the weighted average number of shares of common stock outstanding for the periods presented for the periods ended:

	For the Three Months		For the Six Months
	June 30		June 30
	2016	2015	2016	2015

Income from operations available to common stockholders (numerator)	$ 738,845	$ 717,442	$ 1,333,139	$ 1,234,008
Income available to common stockholders (numerator)	738,845	717,442	1,333,139	1,234,008
Restated Weighted average number of common shares outstanding during the period used in earnings per share (denominator)	20,805,860	20,805,860	20,805,860	20,805,860

NOTE 8 – COMMITMENTS AND CONTINGENCIES

From and after the Spin-Off, Libsyn will be responsible for the debts, liabilities and other obligations related to the business or businesses which Libsyn own and operate following the consummation of the Spin-Off.  Although Libsyn does not expect to be liable for any obligations not expressly assumed by Libsyn, it is possible that Libsyn could be required to assume responsibility for certain obligations retained by FAB should FAB fail to pay or perform its retained obligations.  After the Spin-Off, FAB may have obligations that at the present time are unknown or unforeseen.  As the nature of such obligations are unknown, we are unable to provide an estimate of the potential obligation.  However, should FAB incur such obligations, Libsyn may be financially obligated to pay any losses incurred.

FAB Universal Corp. has a 401 (k) plan and profit sharing plan for the benefit of the employees of FAB and the Company as a wholly owned subsidiary of FAB.  Employees are eligible to participate in the plan the first of the month following their hire date and attaining the age of 21. Profit sharing contributions are made at the discretion of the Board of Directors and vest 100% after the second year of service.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of the filing of this report.

Effective August 1, 2016, FAB’s Board of Directors spun-off Liberated Syndication Inc. in 1 for 1 stock dividend.  Each shareholder of FAB received 1 share of common stock of Libsyn for each share of FAB held as of the record date, July 20, 2016.  The transaction was recorded as a reverse spin-off.

Item 2.   Management's Discussion and Analysis.

Safe Harbor Statement.

Statements made in this Form 10-Q which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, including, without limitation, (i) our ability to gain a larger share of the home healthcare industry, our ability to continue to develop services acceptable to our industry, our ability to retain our business relationships, and our ability to raise capital and the growth of the home healthcare industry, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets", "tend" or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond the Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in the Company's reports on file with the Securities and Exchange Commission: general economic or industry conditions, nationally and/or in the communities in which the Company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, changes in the home healthcare industry, the development of services that may be superior to the services offered by the Company, competition, changes in the quality or composition of the Company's services, our ability to develop new services, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting the Company’s operations, services and prices.

Accordingly, results actually achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made.  The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Company Overview

Below is an update of our media business of podcast services, apps, advertising, and premium subscriptions.  Expansion of the number of podcast shows on the Libsyn network, along with increases in requests for podcast episodes demonstrates the evolution of the industry and opportunities for revenue generation. Management believes that opportunity remains for podcasting growth and revenue generation.

Podcast Hosting and Distribution

Libsyn is a Podcast Service Provider offering hosting and distribution tools which include storage, bandwidth, RSS creation, distribution and statistics tracking. Podcast producers can chose from a variety of hosting plan levels based on the requirements for their podcast. Podcast producers sign-up online at www.libsyn.com, using their credit card to subscribe to a monthly plan. Libsyn offers a basic, getting started plan for $5 per month and more advanced plans that include more storage, advanced stats and podcast apps. Plans are designed to provide full-featured podcast tools with generous storage and bandwidth transfer. LibsynPRO service is an enterprise solution for professional media producers and corporate customers that require media network features and dedicated support.

The Libsyn4 product offering is a podcast hosting and distribution service which includes storage, bandwidth, RSS creation, distribution and statistics tracking. Podcast producers can chose from a variety of hosting plan levels based on the requirements for their podcast. Podcast producers sign-up online at www.libsyn.com, using their credit card to subscribe to a monthly plan. Libsyn’s standard plans range for $5 to $75 per month. LibsynPRO service is an enterprise solution for professional media producers and corporate customers that require media network features and dedicated support. LibsynPro revenue consists primarily of monthly hosting fees and bandwidth usage charges. Other professional level add-ons, such as set-up fees and custom features, represent a small portion of LibsynPro revenue.

During the first six months on 2016, Libsyn generated 61% of its revenue from Podcast hosting fees paid by Libsyn4 Producers. LibsynPro revenue is 16% of overall revenues, and Advertising revenue makes up 19% revenues.  App subscriptions make up 3% of total Libsyn revenues. During the first six months of 2015, those revenues contributions were 62% for Libsyn4, 17%, for LibsynPro, 12% for Advertising and 7% for App subscriptions.

Trends in the number of podcast shows on the Libsyn network and podcast consumption affect our revenue and financial results as they are directly related to cash flow and cost of revenue. Management believes that over the next 6 months growth in the podcasting industry and Libsyn’s market leadership will continue to fuel expansion of the Libsyn network and revenue. The company expects to see year-over-year cost of revenue continue to grow in 2016.   With the level of bandwidth usage currently incurred, the company has Content Delivery Network (CDN) and storage solution contracts that leverage economies of scale to help manage cost of revenue.

Results of Operations

Six Months Ended June 30, 2016 and 2015.

During the six months ended June 30, 2016, Libsyn recorded revenues of $4,190,816, a 30% increase over revenues of $3,214,755 for the same period in 2015.  The increase for 2016 reflects an increase in Libsyn 4 hosting revenue as well as LibsynPro and Advertising revenue. Libsyn4 hosting revenue increased due to the growth in the number of podcasts on the network when comparing the first six months of 2016 versus 2015.  LibsynPro revenue increased as a result of additional LibsynPro networks using our platform in 2016 with increased bandwidth usage fees for delivery of podcasts contributing to the majority of the revenue gain.  Advertising revenue increased 103% in the first six months of 2016 versus 2015. The increase resulted from an uptick in the campaign budgets from existing advertisers, show sponsorships from new and existing advertisers and the addition of new advertising campaigns. Premium subscription revenue decreased due the loss of a large premium subscription customer.

During the six months ended June 30, 2016, cost of revenue totaled $1,406,759, a 47% increase as compared to $958,285 for the same period in 2015. This is a reflection of the increase in bandwidth usage, collocation fees and wages during 2016 due to the growth in the number of podcasts and increased podcast consumption on the Libsyn Platform. Cost of revenue is made up of Advertising and App sharing, bandwidth transfer charges from Libsyn’s CDNs, server collocation fees, and wages for the Research and Development team.   Libsyn posted gross profit of $2,784,057 during the six months ended June 30, 2016, versus gross profit of $2,256,470 for the same period in 2015, an increase of 23%.

Libsyn recorded total operating expenses of $1,450,918 during the six months ended June 30, 2016, a 42% increase as compared to operating expenses of $1,022,067 in the same period of 2015.  The increase is principally due to a bonus and related taxes, an increase in consulting fees, directors and officers insurance, and legal and audit fees paid during the first six months of 2016.  General and administrative expenses totaled $1,314,714 in 2016 versus $905,389 in 2015, an increase of 45%. Selling expenses in 2016 were $136,204 versus $116,678 in 2015.

Libsyn’s net income was $1,333,139 for the six months ended June 30, 2016.  This represents a $99,131 increase from our net income of $1,234,008 for the six months ended June 30, 2015.

Three Months Ended June 30, 2016 and 2015.

During the three months ended June 30, 2016, Libsyn recorded revenues of $2,125,539, a 22% increase over revenues of $1,739,903 for the same period in 2015.  The increase for 2016 reflects an increase in Libsyn 4 hosting revenue as well as LibsynPro and Advertising revenue. Libsyn4 hosting revenue increased due to the growth in the number of podcasts on the network when comparing the first quarter of 2016 versus 2015.  LibsynPro revenue increased as a result of additional LibsynPro networks using our platform in 2016 with increased bandwidth usage fees for delivery of podcasts contributing to the majority of the revenue gain.  Advertising revenue increased 65% in the second quarter of 2016 versus 2015. The increase resulted from an uptick in the campaign spending from existing advertisers, show sponsorships from new and existing advertisers and the addition of new advertising campaigns. Premium subscription revenue decreased due the loss of a large premium subscription customers.

During the three months ended June 30, 2016, cost of revenue totaled $751,563, a 51% increase as compared to $496,536 for the same period in 2015. This is a reflection of the increase in bandwidth usage during 2016 due to the growth in the number of podcasts and increased podcast consumption on the Libsyn Platform. Cost of revenue is made up of Advertising and App sharing, bandwidth transfer charges from Libsyn’s CDNs, server collocation fees, and wages for the Research and

Development team.   Libsyn posted gross profit of $1,373,976 during the three months ended June 30, 2016, versus gross profit of $1,243,367 for the same period in 2015, an increase of 11%.

Libsyn recorded total operating expenses of $635,131 during the three months ended June 30, 2016, an 21% increase as compared to operating expenses of $525,530 in the same period of 2015.  The increase is driven by the purchase of software subscription for customer support, use of consultants and an increase in medical insurance costs during the second quarter of 2016.  General and administrative expenses totaled $569,332 in 2016 versus $476,705 in 2015, an increase of 19%.  Selling expenses in 2016 were $65,799 versus $48,825 in 2015.

Libsyn’s net income was $738,845 for the three months ended June 30, 2016.  This represents a $21,403 increase from our net income of $717,442 for the three months ended June 30, 2015.

Liquidity and Capital Resources.

Cash on hand was $3,515,814 at June 30, 2016, an increase of $1,045,120 over the $2,470,694 on hand at December 31, 2015.  Cash provided by operations for the six months ended June 30, 2016, was $1,200,360, a decrease of $1,994 over the $1,202,354 cash provided by operations for the six months ended June 30, 2015.  This decrease was from our operating results driven by an increase in revenue offset by the cost of revenue and increase wages paid during the first six months of 2016.

Cash used in investing activities was $18,436 for the purchase of equipment.

Cash used in financing activities was $136,804 for distributions to FAB Universal Corp. during the six months ended June 30, 2016 and $1,245,832 in 2015.  This is a standard practice between FAB Universal Corp. and Libsyn to transfer cash from the subsidiary to the Parent. Each month, the cash balance of each subsidiary is reviewed and the cash used for maintaining normal operations is transferred to the Parent.  A review of upcoming expenditures and the accounts receivable and accounts payable balances is also considered in determining the amount to transfer.

Off-balance sheet arrangements

The Company leases office space in Pittsburgh, Pennsylvania for $4,667 on a month to month basis.  The Company is also obligated for a lease for space in Los Angeles, California for $27,872 a month through February 2017, $28,710 a month through February 2018, $29,581 a month through February 2019 and $30,573 a month through June 2019.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of June, 2016 are as follows:

Year ending June 30:	Lease Payments
2017	288,319
2018	323,221
2019	148,842
Thereafter	-
Total Minimum Lease Payment	$ 760,382

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), which we refer to as disclosure controls, are controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any control system. A control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are met. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

As of June 30, 2016, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

(b)  Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

Liberated Syndication Inc. is involved in routine legal and administrative proceedings and claims of various types.  We have no material pending legal or administrative proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any property is the subject.

Item 1A.   Risk Factors.

     Not required for smaller reporting companies.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

     None; not applicable.

Item 3.   Defaults Upon Senior Securities.

     None; not applicable.

Item 4.   Mine Safety Disclosures.

     None; not applicable.

Item 5.   Other Information.

None; not applicable.

Item 6.   Exhibits .

(ii)

Exhibit No.

Description

31.1

302 Certification of Christopher J. Spencer

31.2

302 Certification of John Busshaus

32

 906 Certification.

101.1

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	8/5/16	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	8/5/16	/s/ John Busshaus
John Busshaus
Chief Financial Officer