Form 10-Q
period 2016-09-30
Liberated Syndication Inc.
filed 2016-11-10
CIK 1667489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes [  ] No[X]

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

Yes [  ]  No [X]

As of November 7, 2016, there were 20,805,860 shares of common stock, par value $0.001, of the registrant issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

The Unaudited Condensed Consolidated Financial Statements of Liberated Syndication Inc., a Nevada corporation (the “Company,” “we,” “our,” “us” and words of similar import), required to be filed with this 10-Q Quarterly Report were prepared by management and commence on the following page, together with related notes.  In the opinion of management, the Unaudited Condensed Consolidated Financial Statements fairly present the financial condition of the Company.

LIBERATED SYNDICATION INC.
FINANCIAL STATEMENTS

CONTENTS

PAGE
Unaudited Condensed Consolidated Balance Sheets	3

Unaudited Condensed Consolidated Statements of Operations	4

Unaudited Condensed Consolidated Statements of Cash Flows	5

Notes to Unaudited Condensed Consolidated Financial Statements	6-10

LIBERATED SYNDICATION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
CURRENT ASSETS:	Unaudited
Cash	$ 3,810,586	$ 2,470,694
Accounts receivable, net	345,374	336,267
Prepaid expenses	89,583	12,500

Total current assets	4,245,543	2,819,461

Property and equipment, net	20,499	21,870
Goodwill	11,484,251	11,484,251

Total assets	$ 15,750,293	$ 14,325,582

CURRENT LIABILITIES:
Accounts payable	397,160	410,434
Accrued expenses	19,275	42,080
Deferred revenue	111,900	146,859
Total current liabilities	528,335	599,373

Total liabilities	528,335	599,373

STOCKHOLDERS' EQUITY
Common stock (Restated)	20,806	20,806
Additional paid-in capital (Restated)	25,073,747	25,694,513
Retained Earnings (accumulated deficit)	(9,872,595)	(11,989,110)
Total stockholders' equity	15,221,958	13,726,209
Total liabilities and stockholders' equity	$ 15,750,293	$ 14,325,582

Liberated Syndication Inc. and Subsidiaries Balance Sheet (Parenthetical)
Statement of Financial Position	September 30, 2016	December 31, 2015
Allowance for doubtful accounts	14,000	14,000
Common stock authorized	200,000,000	200,000,000
Common stock par value	0.001	0.001
Common stock outstanding (Restated)	20,805,860	20,805,860

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenue	$ 2,228,482	$ 1,931,799	$ 6,419,298	$ 5,146,554
Cost of Revenue	677,729	567,244	2,084,487	1,525,529
Gross Profit	1,550,753	1,364,555	4,334,811	3,621,025

OPERATING EXPENSES

Selling expenses	85,576	81,320	221,781	237,998
General and administrative	681,801	477,363	1,996,515	1,391,113
Total Operating Expenses	767,377	558,683	2,218,296	1,629,111
Income from operations	783,376	805,872	2,116,515	1,991,914

OTHER INCOME (EXPENSE):

Other income (expense)	-	-	-	(395)
Total Other Income (expense)	-	-	-	(395)
Income from operations before income taxes	783,376	805,872	2,116,515	1,991,519

INCOME TAXES
Current Income Tax Expense (Benefit)	-	-	-	-
Deferred Income Tax Expense (Benefit)	-	-	-	-
Net Income	$ 783,376	$ 805,872	$ 2,116,515	$ 1,991,519

BASIC AND DILUTED INCOME PER COMMON SHARE (Restated)	$ 0.04	$ 0.04	$ 0.10	$ 0.10
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Restated)	20,805,860	20,805,860	20,805,860	20,805,860

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2016	2015

Cash Flows from Operating Activities
Net income	$ 2,116,515	$ 1,991,519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	19,807	17,184
Change in assets and liabilities:
Accounts receivable	(9,107)	(78,942)
Prepaid expenses	(77,083)	11,369
Accounts payable	(13,274)	21,943
Accrued expense	(22,805)	4,825
Deferred revenue	(34,959)	(35,475)
Net Cash Provided by Operating Activities	1,979,094	1,932,423

Cash Flows from Investing Activities:

Purchase of equipment	(18,436)	-
Net Cash Used in Investing Activities	(18,436)	-

Cash Flows from Financing Activities:
Distributions to FAB Universal Corp	(620,766)	(1,669,357)

Net Cash Used in Financing Activities	(620,766)	(1,669,357)

Net Increase in Cash	1,339,892	263,066
Cash at Beginning of Period	2,470,694	1,056,799
Cash at End of Period	$ 3,810,586	$ 1,319,865

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	-	-
Income taxes	-	-

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements

LIBERATED SYNDICATION INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – On September 30, 2015, FAB Universal Corp. (“FAB”) organized Liberated Syndication Inc. (“Libsyn”), a wholly owned subsidiary.  On August 1, 2016, Libsyn operations were spun-off in a 1 for 1 dividend to the shareholders of record of FAB on July 20, 2016, the record date.  Webmayhem, Inc. (“Webmayhem”), a Pennsylvania corporation, a wholly owned subsidiary of Libsyn, was organized on January 1, 2001.  Webmayhem provides podcast hosting services for producers of podcasting content.

Consolidation - The financial statements presented reflect the accounts of Libsyn and Webmayhem.  All inter-company transactions have been eliminated in consolidation. The Company allocated expenses incurred by FAB to Libsyn using a proportional cost allocation method.  Management believes this to be a reasonable method and reflects all costs of doing business.

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

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents.  At September 30, 2016, the Company had $3,633,704 cash balances in excess of federally insured limits.

Accounts Receivable – Accounts receivable consist of trade receivables arising in the normal course of business. At September 30, 2016 and 2015, the Company has an allowance for doubtful accounts of $14,000 and $14,000, respectively, which reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the nine months ended September 30, 2016 and 2015, the Company adjusted the allowance for bad debt by $0.

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

LIBERATED SYNDICATION INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Goodwill – Goodwill is evaluated for impairment annually in the fourth quarter of the Company’s fiscal year, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. Management noted no triggering events during the period ended September 30, 2016.

Advertising Costs – Advertising costs are expensed as incurred and amounted to $21,721 and $39,551 for the nine months ending September 30, 2016 and 2015, respectively.

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

LIBERATED SYNDICATION INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Research and Development - Research and development costs are expensed as incurred and recorded in cost of revenue. Research and development costs totaling, $389,575 and $220,748, for the nine months ended September 30, 2016 and 2015, respectively where included in cost of revenue.

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

NOTE 2 - PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:

	Life	September 30, 2016	December 31, 2015

Furniture, fixtures and equipment	2-10 yrs.	$127,198	$108,762
		127,198	108,762
Less: Accumulated depreciation		(106,699)	(86,892)
Property & equipment, net		$20,499	$21,870

Depreciation expense for the nine months ended September 30, 2016 and 2015 was $19,807 and $17,184, respectively.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - GOODWILL

Impairment - During the fourth quarter of 2015, Libsyn management performed its annual test of impairment of goodwill by comparing the net carrying value of the intangible asset with the fair value of the reporting units. Based upon the results of this analysis, it was determined that the goodwill was not impaired.

Goodwill - The following is a summary of goodwill:

	For the Periods Ended
	September 30, 2016	December 31, 2015

Goodwill at beginning of period	$11,484,251	$11,484,251
Impairment	-	-
Goodwill at end of period	$11,484,251	$11,484,251

NOTE 4 - CAPITAL STOCK

Common Stock - The Company has authorized 200,000,000 shares of common stock, $0.001 par value.  As of September 30, 2016, 20,805,860 shares were issued and outstanding.

Reverse spin-off – On September 29, 2015, the Board of Directors of FAB resolved to spin-off the operations of Subsidiary, wherein FAB ownership of the Subsidiary was transferred to Libsyn and FAB’s Board of Directors declared a stock dividend of 1 share of common stock of Libsyn to each common shareholder of FAB.  The dividend spun-off the operations of Libsyn and its Subsidiary to the shareholders of FAB accounting for the transaction as a reverse spin-off.

NOTE 5 - INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Accounting for Income Taxes which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At September 30, 2016 and 2015, the total of all deferred tax assets was $3,840,987 and $5,102,275, respectively, and the total of the deferred tax assets related to goodwill was $1,958,563 and $1,447,455, respectively.  The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the deferred tax assets the Company established a valuation allowance equal to the deferred tax asset.  The change in the valuation allowance for the nine months ended September 30, 2016 and 2015 was $859,763 and $808,725, respectively.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES – continued

The components of income tax expense (benefit) from continuing operations for the nine months ended September 30, 2016 and 2015 consist of the following:

	For the Nine Months Ended
	September 30,
	2016	2015
Current tax expense:
Federal	$-	$-
State	-	-
Current tax expense	-	-

Deferred tax expense (benefit):
Goodwill	383,331	383,331
Valuation Allowance	(859,763)	(808,725)
Net operating loss carryforward	476,432	425,394
Subtotal deferred tax expense/(benefit)	-	-
Income tax expense/(benefit)	$-	$-

Deferred income tax expense/(benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

A reconciliation of income tax expense as the federal statutory rate to income tax expense at the Company’s effective rate is as follows:

	For the Nine Months Ended September 30,
	2016	2015

Computed tax at the expected statutory rate	$719,616	$677,117
State and local income taxes, net of federal	139,647	131,357
Other non-deductible expenses	500	251
Valuation Allowance	(859,763)	(808,725)
Income tax expense/(benefit)	$-	$-

The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset at September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
Current deferred tax assets (liabilities):
Allowance for doubtful accounts	$-	$-
Vacation accrual	-	-
Total current deferred tax assets (liabilities)	-	-

Long-term deferred tax assets (liabilities):
Goodwill - impaired	2,903,618	2,903,618
Goodwill – tax amortization	(4,862,181)	(4,478,850)
Net operating loss carryforward	5,799,550	6,275,982
Valuation allowance	(3,840,987)	(4,700,750)
Total long-term deferred tax assets (liabilities)	$-	$-
Net term deferred tax assets (liabilities)	$-	$-

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

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of September 30, 2016 are as follows:

Year ending September 30:	Lease Payments
2017	290,832
2018	350,534
2019	60,149
Thereafter	-
Total Minimum Lease Payment	$701,515

Lease expense charged to operations was $115,918 and $191,456 for the nine months ended September 30, 2016 and 2015, respectively.

NOTE 7 –EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the weighted average number of shares of common stock outstanding for the periods presented for the periods ended:

	For the Three Months		For the Nine Months
	September 30		September 30
	2016	2015	2016	2015

Income from operations available to common stockholders (numerator)	$783,376	$805,872	$2,116,515	$1,991,519
Income available to common stockholders (numerator)	783,376	805,872	2,116,515	1,991,519
Restated Weighted average number of common shares outstanding during the period used in earnings per share (denominator)	20,805,860	20,805,860	20,805,860	20,805,860

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Although Libsyn does not expect to be liable for any obligations not expressly assumed by Libsyn in the spin-off, it is possible that Libsyn could be required to assume responsibility for certain obligations retained by FAB should FAB fail to pay or perform its retained obligations.  FAB may have obligations that at the present time are unknown or unforeseen.  As the nature of such obligations are unknown, we are unable to provide an estimate of the potential obligation.  However, should FAB incur such obligations, Libsyn may be financially obligated to pay any losses incurred.

Libsyn has a 401 (k) plan and profit sharing plan for the benefit of the employees of Webmayhem Inc. and the Company as a wholly owned subsidiary of Libsyn.  Employees are eligible to participate in the plan the first of the month following their hire date and attaining the age of 21. Profit sharing contributions are made at the discretion of the Board of Directors and vest 100% after the second year of service.

NOTE 9 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of the filing of this report.

8

Item 2.   Management's Discussion and Analysis.

Safe Harbor Statement.

Statements made in this Form 10-Q which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, including, without limitation, (i) our ability to gain a larger share of the podcasting industry, our ability to continue to develop services acceptable to our industry, our ability to retain our business relationships, and our ability to raise capital and the growth of the podcasting industry, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets", "tend" or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond the Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in the Company's reports on file with the Securities and Exchange Commission: general economic or industry conditions, nationally and/or in the communities in which the Company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, changes in the podcasting industry, the development of services that may be superior to the services offered by the Company, competition, changes in the quality or composition of the Company's services, our ability to develop new services, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting the Company’s operations, services and prices.

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

During the first nine months of 2016, Libsyn generated 61% of its revenue from Podcast hosting fees paid by Libsyn4 Producers. LibsynPro revenue is 16% of overall revenues, and Advertising revenue makes up 18% revenues.  App subscriptions make up 4% of total Libsyn revenues. During the first nine months of 2015, those revenues contributions were 61% for Libsyn4, 17%, for LibsynPro, 13% for Advertising and 8% for App subscriptions.

Trends in the number of podcast shows on the Libsyn network and podcast consumption affect our revenue and financial results as they are directly related to cash flow and cost of revenue. Management believes that over the next 3 months, growth in the podcasting industry and Libsyn’s market leadership will continue to fuel expansion of the Libsyn network and revenue. The company expects to see year-over-year bandwidth usage continue to grow in the fourth quarter of 2016.   The company has Content Delivery Network (CDN) and storage solution contracts that are being negotiated to help reduce bandwidth costs on a per unit basis and control colocation fees.

Results of Operations

Nine Months Ended September 30, 2016 and 2015.

During the nine months ended September 30, 2016, Libsyn recorded revenues of $6,419,298, a 25% increase over revenues of $5,146,554 for the same period in 2015.  The increase for 2016 reflects an increase in Libsyn 4 hosting revenue as well as LibsynPro and Advertising revenue. Libsyn4 hosting revenue increased due to the growth in the number of podcasts on the network when comparing the first nine months of 2016 versus 2015.  LibsynPro revenue increased as a result of additional LibsynPro networks using our platform in 2016 with increased bandwidth usage fees for delivery of podcasts contributing to the majority of the revenue gain.  Advertising revenue increased 65% in the first nine months of 2016 versus 2015. The increase resulted from an uptick in the campaign budgets from existing advertisers, show sponsorships from new and existing advertisers and the addition of new advertising campaigns. Premium subscription revenue decreased due the loss of a large premium subscription customer.

During the nine months ended September 30, 2016, cost of revenue totaled $2,084,487, a 37% increase as compared to $1,525,529 for the same period in 2015. This is a reflection of the increase in bandwidth usage, collocation fees and wages during 2016 due to the growth in the number of podcasts and increased podcast consumption on the Libsyn Platform. Cost of revenue is made up of Advertising and App sharing, bandwidth transfer charges from Libsyn’s CDNs, server collocation fees, and wages for our Research and Development team.   Libsyn posted gross profit of $4,334,811 during the nine months ended September 30, 2016, versus gross profit of $3,621,025 for the same period in 2015, an increase of 20%.

Libsyn recorded total operating expenses of $2,218,296 during the nine months ended September 30, 2016, a 36% increase as compared to operating expenses of $1,629,111 directors’ and officers’ insurance, profit sharing contribution, and legal and audit fees paid during the first nine months of 2016.  General and administrative expenses totaled $1,996,515 in 2016 versus $1,391,113 in 2015, an increase of 44%.  Selling expenses in 2016 were $221,781 versus $237,988 in 2015.

Libsyn’s net income was $2,116,515 for the nine months ended September 30, 2016.  This represents a $124,996 increase from our net income of $1,991,519 for the nine months ended September 30, 2015.

Three Months Ended September 30, 2016 and 2015.

During the three months ended September 30, 2016, Libsyn recorded revenues of $2,228,482, a 15% increase over revenues of $1,931,799 for the same period in 2015.  The increase for 2016 reflects an increase in Libsyn 4 hosting revenue as well as LibsynPro and Advertising revenue. Libsyn4 hosting revenue increased due to the growth in the number of podcasts on the network when comparing the first quarter of 2016 versus 2015.  LibsynPro revenue increased as a result of additional LibsynPro networks using our platform in 2016 with increased bandwidth usage fees for delivery of podcasts contributing to the majority of the revenue gain.  Advertising revenue increased 16% in the third quarter of 2016 versus 2015. The increase resulted from an uptick in the campaign spending from existing advertisers, show sponsorships from new and existing advertisers and the addition of new advertising campaigns. Premium subscription revenue decreased due the loss of a large premium subscription customers.

During the three months ended September 30, 2016, cost of revenue totaled $677,729, a 20% increase as compared to $567,244 for the same period in 2015. This is a reflection of the increase in bandwidth usage during 2016 due to the growth in the number of podcasts and increased podcast consumption on the Libsyn Platform. Cost of revenue is made up of Advertising and App sharing, bandwidth transfer charges from Libsyn’s CDNs, server collocation fees, and wages for the

Research and Development team.   Libsyn posted gross profit of $1,550,753 during the three months ended September 30, 2016, versus gross profit of $1,364,555 for the same period in 2015, an increase of 14%.

Libsyn recorded total operating expenses of $767,377 during the three months ended September 30, 2016, a 37% increase as compared to operating expenses of $558,683 in the same period of 2015.  The increase is driven by the profit-sharing contribution, the purchase of software subscription for customer support, use of consultants and an increase in insurance costs during the third quarter of 2016.  General and administrative expenses totaled $681,801 in 2016 versus $477,363 in 2015, an increase of 43%.  Selling expenses in 2016 were $85,576 versus $81,320 in 2015.

Libsyn’s net income was $783,376 for the three months ended September 30, 2016.  This represents a $22,496 decrease from our net income of $805,872 for the three months ended September 30, 2015.

Liquidity and Capital Resources.

Cash on hand was $3,810,586 at September 30, 2016, an increase of $1,339,892 over the $2,470,694 on hand at December 31, 2015.  Cash provided by operations for the nine months ended September 30, 2016, was $1,979,094, an increase of $46,671 from the $1,932,423 cash provided by operations for the nine months ended September 30, 2015.

Cash used in investing activities was $18,436 for the purchase of equipment.

Cash used in financing activities was $620,766 for distributions to FAB Universal Corp. during the nine months ended September 30, 2016 versus $1,669,357 in 2015.

Off-balance sheet arrangements

The Company leases office space in Pittsburgh, Pennsylvania for $4,667 on a month to month basis.  The Company may further be obligated under a guarantee of a lease for space in Los Angeles, California for $27,872 a month through February 2017, $28,710 a month through February 2018, $29,581 a month through February 2019 and $30,573 a month through June 2019.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of September 30, 2016 are as follows:

Year ending September 30:	Lease Payments
2017	290,832
2018	350,534
2019	60,149
Thereafter	-
Total Minimum Lease Payment	$701,515

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

As of September 30, 2016, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

(b)  Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit No.

Description

31.1

302 Certification of Christopher J. Spencer

31.2

302 Certification of John Busshaus

32

 906 Certification.

101.1

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERATED SYNDICATION INC.

Date:	11/10/16	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	11/10/16	/s/ John Busshaus
John Busshaus
Chief Financial Officer