Form 10-K
period 2016-12-31
Liberated Syndication Inc.
filed 2017-03-31
CIK 1667489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-209599

LIBERATED SYNDICATION INC.

(Exact name of registrant as specified in its charter)

NEVADA

47-5224851

(State or other jurisdiction of

 (I.R.S. Employer

incorporation or organization)

 Identification No.)

5001 Baum Blvd, Suite 770

Pittsburgh, PA 15213

(Address of Principal Executive Offices)

Registrant's Telephone Number: (412) 621-0902

Securities Registered pursuant to Section 12(b) of the Act:

NONE

Securities Registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]  No [X]

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No[  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of ‘‘large accelerated filer” and “accelerated filer’’ and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    [   ]   Accelerated filed [   ]    Non-accelerated filer  [   ]    Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $2,149,245, based on the closing bid price of the registrant’s common stock on June 30, 2016.

As of March 24, 2017, there were 20,805,860 shares of common stock, par value $0.001, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART I

Item 1.  Business.

OVERVIEW

Founded in 2015, Liberated Syndication Inc (“Libsyn”, the “Company,” “we,” or “us” and words of similar import), a Nevada corporation, provides podcast hosting services through its wholly-owned subsidiary Webmayhem Inc., a Pennsylvania corporation (“Webmayhem”).  Libsyn’s consolidated financial statements include the financial statements of Wemayhem.   Libsyn’s core focus is on our podcasting business.

Our corporate offices consist of approximately 3,100 square feet of office space located at 5001 Baum Blvd, Suite 770, Pittsburgh, PA 15213.  Our telephone number is (412) 621-0902.

BUSINESS

Libsyn is a Podcast Service Provider offering hosting and distribution tools which include storage, bandwidth, RSS creation, distribution, and statistics tracking. Podcast producers can choose from a variety of hosting plan levels based on the requirements for their podcast. Podcast producers’ sign-up online at www.libsyn.com, using their credit card to subscribe to a monthly plan. Libsyn offers a basic, getting started plan for $5 per month and more advanced plans that include more storage, advanced statistics, and podcast apps. Plans are designed to provide full-featured podcast tools with generous storage and bandwidth transfer. LibsynPRO service is an enterprise solution for professional media producers and corporate customers that require media network features and dedicated support.

Libsyn supports both audio and video podcasts, allowing producers to upload podcast episodes through the Libsyn interface or via FTP to manage publishing to online directories, web portals, content aggregators, App marketplaces and social media platforms for both download and streaming.

Approximately 70% of the shows that Libsyn distributes reach audiences using Apple’s iTunes platform which includes iTunes on the computer, iPods, iPads, iPhones, iPad, Apple Watch, Apple TV, and Apple’s Podcasts App on iOS devices. Libsyn also enables distribution to destinations like Google Play Music and aggregators such as Spotify and iHeartRadio. The OnPublish feature enables podcast episodes to be posted to social media sites such as Facebook, Twitter, YouTube, Linked-In and blogging platforms like WordPress, Blogger. Libsyn also provides a podcast player that can be embedded on websites or shared via social media.  Libsyn’s podcast platform architecture allows for expansion of distribution destinations and OnPublish capabilities. Using the Libsyn service, podcast producers can more broadly distribute and promote their shows to attract larger audiences.

Research and Development

Research and development costs are expensed as incurred and are record in cost of revenue. Research and development costs include software, supplies, equipment and wages of the Research and Development team

Employees

Libsyn does not conduct any podcasting operations of its own.  Our operations are conducted through our wholly-owned subsidiary, Webmayhem.  We currently have a total of 19 employees, of which 18 are full-time employees. There are no employees that are represented by employee union(s).  Libsyn believes its relations with all its employees are good.

Item 1A.  Risk Factors.

Risks Relating to Our Business

Our present and intended business operations are highly speculative and involve substantial risks.  Only investors who can bear the risk of losing their entire investment should consider buying our shares.  Among the risk factors that you should consider are the following:

Libsyn may pursue acquisitions, investments or other strategic relationships or alliances, which may consume significant resources, may be unsuccessful and could dilute holders of its common stock.

Acquisitions, investments and other strategic relationships and alliances, if pursued, may involve significant cash expenditures, debt incurrence, operating losses, and expenses that could have a material adverse effect on Libsyn’s financial condition and operating results. Acquisitions involve numerous other risks, including:

•

Diversion of management time and attention from daily operations;

•

Difficulties integrating acquired businesses, technologies, and personnel into Libsyn’s business;

•

Inability to obtain required regulatory approvals and/or required financing on favorable terms;

•

Entry into new markets in which Libsyn has little previous experience;

•

Potential loss of key employees, key contractual relationships, or key customers of acquired companies or of Libsyn; and

•

Assumption of the liabilities and exposure to unforeseen liabilities of acquired companies.

If these types of transactions are pursued, it may be difficult for Libsyn to complete these transactions quickly and to integrate these acquired operations efficiently into its current business operations. Any acquisitions, investments or other strategic relationships and alliances by Libsyn may ultimately harm our business and financial condition. In addition, future acquisitions may not be as successful as originally anticipated and may result in impairment charges.

Libsyn’s Products and Services Compete in Segments of the Internet Service Industry that are Highly Competitive.

The principal competitive factors that affect Libsyn include: technical innovation, marketing products and services, podcast monetization, managing costs to maintain competitive pricing, delivering superior customer service, and aggressively managing costs.  Libsyn cannot assure you that it will be able to successfully compete against current and future competitors and grow and maintain its market share.

We may be required to Record a Significant Charge to Earnings as we are required to Re-assess our Goodwill or other intangible assets.

We are required under U.S. GAAP to review our intangible assets, including goodwill for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment annually or more frequently if facts and circumstances warrant a review. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets may not be recoverable include a decline in stock price and market capitalization and slower or declining growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined.

We face a Higher Risk of Failure Because of the Competitiveness of Companies in the Internet, Technology, and Media Industries.

We face the difficulties frequently encountered by internet, technology, and media companies in new and evolving markets.  These potential difficulties include the following:

•

substantial delays and expenses related to testing and developing of our new products;

•

successfully establishing podcasting as a large-scale advertising medium;

•

marketing and distribution problems with new and existing products and technologies;

•

we are at the mercy of third-party providers, marketplaces and social media platforms who control distribution of podcasts;

•

competition from larger and more established companies;

•

delays in reaching our marketing goals;

•

difficulty in recruiting qualified employees for management and other positions;

•

our lack of sufficient customers, revenue, and cash flow; and

•

our limited financial resources.

We may continue to face these and other difficulties in the future.  Some of these problems may be beyond our control.  If we are unable to successfully address them, our business will suffer.

We may not be able to Maintain and Enhance our Brand.

Management believes that the Libsyn brand has significantly contributed to the growth of the business.  It is critical to expanding our product and service offerings. The Libsyn brand is a key component in marketing products and services and attracting new users. Maintaining and enhancing our brand depends largely on our ability to provide useful and reliable products and services, which we may not do successfully. Additionally, if we fail to provide superior customer service our brand may be adversely impacted. If events occur that damage our reputation and brand, we may not be able to compete.

If We do not Respond Effectively to Technological Change, our Products and Services Could Become Obsolete.

The development of our products and services and other technology entails significant technical and business risks. To remain competitive, we must continue to improve our products' responsiveness, functionality, and features.

High technology industries are characterized by:

•

rapid technological change;

•

changes in user and customer requirements and preferences;

•

frequent new product and services introductions embodying new technologies; and

•

the emergence of new industry standards and practices.

The evolving nature of the Internet could render our existing technology and systems obsolete.  Our success will depend, in part, on our ability to:

•

license or acquire leading technologies useful in our business;

•

develop new services and technologies that address our users' increasingly sophisticated and varied needs; and,

•

respond to technological advances and emerging industry and regulatory standards and practices in a cost-effective and timely way.

Future advances in technology may not be beneficial to, or compatible with, our business. Furthermore, we may not use new technologies effectively or adapt our technology and systems to user requirements or emerging industry standards in a timely way.  To stay technologically competitive, we may have to spend large amounts of money and time.  If we do not adapt to changing market conditions or user requirements in a timely way, our business, financial condition, and results of operations could be seriously harmed.

If We Fail to Develop New Products, or if we Incur Unexpected Expenses or Delays in Product Development, we may Lose our Competitive Position.

Although we currently have fully developed products available for sale, we are also developing various products and technologies that we will rely on to remain competitive.  These new products and technologies are related to podcast operations, are ongoing and in various stages of their product lifecycle. New products and features are continuously developed to address customer and market requirements. Technology changes and advances are also constantly implemented to reduce costs, increase reliability, and improve our products. Due to the risks in developing new products and technologies, limited financing, competition, obsolescence, loss of key personnel and other factors, we may fail to develop these technologies and products, or we may experience lengthy and costly delays in doing so.

Changes to Podcast, App and Social Media Platform Policies and Processes could have an Adverse Effect on the Business Plans of Libsyn, including Revenues.

Podcasts and Podcast Apps are available in the most popular online platforms and directories. Podcasts are included in third party directories such as iTunes and Google Play Music. Podcast Apps are available in App Stores such as Apple, Google, Windows, and Amazon. Additionally, customers use Libsyn to distribute podcasts on social media platforms (Facebook, Twitter, YouTube) and other third-party content aggregators such as Spotify and iHeartRadio. We rely on these third parties and must adhere to their rules for inclusion, which in some cases requires their approval for submission. Changes to these policies and requirements may prevent us from distributing podcasts on these platforms in the future.

Distribution, which cannot be guaranteed depends on third-party review personnel, their management and the specific platform and company policies which are subject to change at any time.  Changes in policy and rejection of Podcasts or Podcast Apps by any one or all the online platforms could have an adverse impact on future business plans of Libsyn, including revenue.

Additionally, these same policies may adversely affect monetization strategies. These platforms may seek to limit our ability to generate revenue from advertising, premium content, or the sale of apps. Our business, financial condition and results of operations could be seriously harmed as a result.

System and Online Security Failures Could Harm our Business and Operating Results.

The operation of our business depends on the efficient and uninterrupted operation of our computer and communications hardware systems.  Our systems and operations are vulnerable to damage or interruption from many sources, including fire, flood, power loss, telecommunications failure, break-ins, earthquakes, and similar events.  Our servers are also vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. Any substantial interruptions in the future could result in the loss of data and could destroy our ability to generate revenues from operations.

The secure transmission of confidential information over public networks is a significant barrier to electronic commerce and communications.  Anyone who can circumvent our security measures could misappropriate confidential information or cause interruptions in our operations. We may have to spend large amounts of money and other resources to protect against potential security breaches or to alleviate problems caused by any breach.

Our Operating Results Could be Impaired if we Become Subject to Burdensome Government Regulation and Legal Uncertainties.

We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally.  However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, relating to:

•

user privacy;

•

pricing;

•

content;

•

copyrights;

•

distribution; and

•

characteristics and quality of products and services.

The adoption of any additional laws or regulations may decrease the expansion of the Internet.  A decline in the growth of the Internet could decrease demand for our products and services and increase our cost of doing business.  Moreover, the applicability of existing laws to the Internet is uncertain with regard to many issues, including property ownership, export of specialized technology, libel, and personal privacy.  Our business, financial condition and results of operations could be seriously harmed by any new legislation or regulation.  The application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services could also harm our business.

With the Spin-Off , the Company may be Exposed to Potential Liabilities Arising out of State and Federal Fraudulent Conveyance Laws and Legal Distribution Requirements.

The Spin-Off could be challenged under various state and federal fraudulent conveyance laws. An unpaid creditor or an entity vested with the power of such creditor (such as a trustee or debtor-in-possession in a bankruptcy) could claim that the Spin-Off left FAB Universal Corp. (FAB) insolvent or with unreasonably small capital or that FAB intended or believed it would incur debts beyond its ability to pay such debts as they mature and that FAB did not receive fair consideration or reasonably equivalent value in the Spin-Off. If a court were to agree with such a plaintiff, then such court could void the Spin-Off as a fraudulent transfer and could impose a number of different remedies, including without limitation, returning our assets or your Libsyn shares to FAB, voiding our liens and claims against FAB, or providing FAB with a claim for money damages against Libsyn in an amount equal to the difference between the consideration received by FAB and the fair market value of Libsyn at the time of the Spin-Off.

The measure of insolvency for purposes of the fraudulent conveyance laws will vary depending on which jurisdiction’s law is applied. Generally, however, an entity would be considered insolvent if either the fair saleable value of its assets is less than the amount of its liabilities (including the probable amount of contingent liabilities), or it is unlikely to be able to pay its liabilities as they become due. No assurance can be given as to what standard a court would apply to determine insolvency or that a court would determine that FAB was solvent at the time of or after giving effect to the Spin-Off, including the distribution of our common stock.

Although we do not expect to be liable for any obligations not expressly assumed by us, it is possible that we could be required to assume responsibility for certain obligations retained by FAB should FAB fail to pay or perform its retained obligations. Other than FAB’s lease obligation for office space in Los Angeles, already included in the financial results, we do not know of any other obligations that FAB will retain that may become the responsibility of Libsyn.

There Are Substantial Risks Related to Our Common Stock and Management's Percentage of Ownership of Our Common Stock

The Market Price and Trading Volume of Libsyn Common Stock may be Volatile and may Face Negative Pressure.

There may be significant fluctuations in Libsyn’s Common Stock price. Investors’ interest may not lead to a liquid trading market and the market price of Libsyn Common Stock may be volatile. This may result in short or long-term negative pressure on the trading price of shares of Libsyn Common Stock.

The market price of Libsyn’s Common Stock may be volatile due to the risks and uncertainties described in this “Risk Factors” section, as well as other factors that may affect the market price, such as:

•

Conditions and publicity regarding the podcast hosting industries generally;

•

Price and volume fluctuations in the stock market at large which do not relate to Libsyn’s operating performance; and

•

Comments by securities analysts or government officials, including those with regard to the viability or profitability of the podcasting sector generally or with regard to our ability to meet market expectations.

•

The stock market has from time to time experienced extreme price and volume fluctuations that are unrelated to the operating performance of particular companies.

Future sales of Libsyn Common Stock Could Adversely Affect its Stock Price and its Ability to Raise Capital in the Future.

Sales of substantial amounts of Libsyn common stock could harm the market price of its stock. This also could harm Libsyn’s ability to raise capital in the future. Libsyn shares are freely tradable without restriction under the Securities Act of 1933 (the “Securities Act”) by persons other than “affiliates,” as defined under the Securities Act. Any sales of substantial amounts of Libsyn common stock in the public market, or the perception that that sales might occur, could harm the market price of Libsyn’s common stock.

Libsyn will not solicit the approval of its stockholders for the issuance of authorized but unissued shares of Libsyn common stock unless this approval is deemed advisable by our board of directors or is required by applicable law, regulation or any applicable stock exchange listing requirements. The issuance of those shares could dilute the value of Libsyn’s outstanding shares of common stock.

Due to the instability in our common stock price, you may not be able to sell your shares at a profit.

The public market for our common stock is limited and volatile.  As with many other companies, any market price for our shares is likely to continue to be very volatile.  In addition, the other risk factors disclosed in this Form 10-K may significantly affect our stock price.  The volatility and limited volume of our stock price may make it more difficult for you to resell shares when you want at prices you find attractive.

In addition, the stock market in general and the market for small podcast hosting companies, in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.  These broad market and industry factors may reduce our stock price, regardless of our operating performance.

Because our common stock is "penny stock," you may have greater difficulty selling your shares.

Our common stock is “penny stock” as defined in Rule 3a51-1 of the Securities and Exchange Commission.  Section 15(g) of the Exchange Act and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before making any transaction in a penny stock for the investor's account.  In addition, Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in these stocks before selling any penny stock to that investor.  Compliance with these requirements may make it harder for our selling stockholders and other stockholders to resell their shares.

The sale of already outstanding shares of our common stock could hurt our common stock market price.

The number of our shares available for resale in the public market may exceed the number of shares that purchasers wish to buy.  This imbalance may place downward pressure on our stock price.

Sales of substantial amounts of Libsyn common stock could harm the market price of its stock. This also could harm Libsyn’s ability to raise capital in the future.  Any sales of substantial amounts of Libsyn common stock in the public market, or the perception that that sales might occur, could harm the market price of Libsyn’s common stock.

Failure to meet financial expectations could have an adverse impact on the market price of Libsyn’s common stock.

Libsyn’s ability to achieve its financial targets is subject to a number of risks, uncertainties and other factors affecting its business and the podcasting industry generally, many of which are beyond Libsyn’s control. These factors may cause actual results to differ materially. Libsyn describes a number of these factors throughout this document, including in these Risk Factors.  Libsyn cannot assure you that it will meet these targets. If Libsyn is not able to meet these targets, it could harm the market price of its common stock.

Item 1B.  Unresolved Staff Comments.

 Not applicable to smaller reporting companies.

Item 2.  Properties.

Libsyn’s principal executive offices consist of approximately 3,100 square feet of office space located at 5001 Baum Boulevard, Suite 770, Pittsburgh, Pennsylvania 15213.  Our telephone number is (412) 621-0902.  The Pittsburgh office is rented for $4,737 per month and the lease ends April 31, 2022.

Item 3.  Legal Proceedings.

Libsyn is involved in routine legal and administrative proceedings and claims of various types.  We have no material pending legal or administrative proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any property is the subject.  While any proceeding or claim contains an element of uncertainty, management does not expect that any such proceeding or claim will have a material adverse effect on our results of operations or financial position.

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 24, 2017, 20,850,806 shares of our common stock were outstanding and the last reported sales price for our common stock on the OTCQB on that date was $0.75 per share.  We have approximately 7,000 stockholders. This figure includes an indeterminate number of stockholders who hold their shares in “street name”.  We cannot guarantee that the present market for our common stock will continue or be maintained.

The quarterly high and low closing sales prices for our shares of common stock since public trading of these shares began are as follows:

Fiscal Year 2016	Low	High

July 1, 2016 through September 30, 2016	$0.22	$0.90
October 1, 2016 through December 31, 2016	$0.33	$0.90

We have not declared any cash dividends on our common stock, and do not intend to declare dividends in the foreseeable future.  Management intends to use all available funds for the development of our plan of operation. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

Equity Compensation Plan Information

The following information is provided as of December 31, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluded securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	0	$ 0.00	0

Equity compensation plans not approved by stockholders	0	$ 0.00	0

Total	0	$ 0.00	0

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

We have not issued any unregistered securities during the calendar year ended December 31, 2016 that have not already been reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

 Not applicable.

Item 6.  Selected Financial Data

Not applicable to smaller reporting companies.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this Form 10-K.

Safe Harbor Statement.

Statements made in this Form 10-K which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of Libsyn and Wemayhem, including, without limitation, (i) our ability to gain a larger share of the podcasting industry in our chosen markets, our ability to continue to develop products and services acceptable to that industry, our ability to retain our business relationships, and our ability to raise capital and the growth of podcast industry, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond Libsyn's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in our reports on file with the SEC: general economic or industry conditions, nationally and/or in the communities in which Libsyn conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, changes in the podcast industry, the development of services that may be superior to the services offered by Libsyn, demand for podcast services, competition, changes in the quality or composition of Libsyn services, our ability to develop new services, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting Libsyn’s operations, services and prices.

Accordingly, results achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made.  Libsyn does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Company Overview

Libsyn was on the forefront of the podcast trend when it was founded in 2004, launching the first Podcast Service Provider (Host), offering storage, bandwidth, and RSS (Really Simple Syndication) creation tools. Today, Libsyn is a worldwide leader of podcast hosting, distribution, and monetization. Hosting over 35,000 podcast shows, Libsyn delivered 4.59 billion podcast requests to audiences worldwide in 2016. The Libsyn brand has built a reputation for reliable service, world class podcast statistics and exceptional customer service. This has allowed Libsyn to grow into one of the market leaders in the industry.

The Libsyn business has also experienced upward trends in the areas of podcast creation, consumption, and audience growth. Podcast shows on the Libsyn platform increased to over 35,000 in 2016 from 28,000 in 2015 and 22,000 in 2014. This resulted in 3,193,997 active episodes in 2016 versus 2,572,295 in 2015 and 2,145,840 in 2014. Annual podcast download requests on the Libsyn platform exceeded 4.59 billion in 2016, up from 3.33 billion in 2015 and 2.6 billion in 2014. Additionally, the Libsyn network now reaches 62 million audience members monthly, an increase from 55 million in 2015 and 41 million in 2014.

In 2016, Libsyn generated 61% of its $8.8 million in revenue from Podcast hosting fees paid by Libsyn4 Producers. Advertising revenue is 18% of overall revenues, and LibsynPro, which includes hosting, along with bandwidth charges and other professional level add-ons, makes up 16% of revenues.  App subscriptions make up 5% of total Libsyn revenues.

Podcast Hosting and Distribution

Libsyn is a Podcast Service Provider offering hosting and distribution tools which include storage, bandwidth, RSS creation, distribution, and statistics tracking. Podcast producers can choose from a variety of hosting plan levels based on the requirements for their podcast. Podcast producers’ sign-up online at www.libsyn.com, using their credit card to subscribe to a monthly plan. Libsyn offers a basic, getting started plan for $5 per month and more advanced plans that include more storage, advanced stats, and podcast apps. Plans are designed to provide full-featured podcast tools with generous storage and bandwidth transfer. LibsynPRO service is an enterprise solution for professional media producers and corporate customers that require media network features and dedicated support.

Libsyn supports both audio and video podcasts, allowing producers to upload podcast episodes through the Libsyn interface or via FTP to manage publishing to online directories, web portals, content aggregators, App marketplaces and social media platforms for both download and streaming.

Approximately 70% of the shows that Libsyn distributes reach audiences using Apple’s iTunes platform which includes iTunes on the computer, iPods, iPads, iPhones, iPad, Apple Watch, Apple TV, and Apple’s Podcasts App on iOS devices. Libsyn also enables distribution to destinations like Google Play Music and aggregators such as Spotify and iHeartRadio. The OnPublish feature enables podcast episodes to be posted to social media sites such as Facebook, Twitter, YouTube, Linked-In and blogging platforms like WordPress, Blogger. Libsyn offers a podcast player that can be embedded on websites or shared via social media.

Libsyn’s podcast platform architecture allows for expansion of distribution destinations and OnPublish capabilities. Using the Libsyn service, podcast producers can more broadly distribute and promote their shows to attract larger audiences.

Mobile Podcast Apps

Each month, more than 2 billion people download apps for the Apps stores versus approximately 100 million who download podcasts. To grow audience for a podcast, producers seek to distribute the show everywhere. After the iTunes podcast directory, the next largest and most readily used marketplaces are App stores. Libsyn provides the ability for producers to have their own customized apps or be included in the Libsyn PodSource app, across all the major App Stores. This includes Apple, Google, Amazon, and Windows Phone App Stores. Libsyn recently partnered with Amazon to include podcast apps for the Amazon Echo via Alexa Skills.

This allows podcasts to be discovered by those new to podcasts but familiar with Apps and more importantly, enables a simple way to consume podcasts and share them with friends. Additionally, podcast apps open podcast consumption to users who are not Apple-centric and do not require listeners to subscribe or download podcasts. Once the App has been downloaded to a mobile device, the podcast episodes can be played directly from the App.

Advertising

The Libsyn Ad Sales team has ongoing relationships with agencies and advertisers and works directly with podcast producers on advertising and sponsorship opportunities. Producers’ shows earn revenue share from advertising campaigns. Additionally, Campaign Management services which include automated ad insertion tools are integrated into the Libsyn platform. The Libsyn Ad Operations team and enterprise customers use these tools to schedule and track ad impressions that are dynamically inserted into podcasts. Libsyn statistics show that over 50% of podcast downloads come from the back catalog of content. With dynamic ad insertion, ads are included only during the campaign which allows the entire show catalog to be available for future campaigns.  Host-read ads are permanently included in the episode limiting future advertising opportunities across a show’s entire inventory but benefiting advertisers with episodic lifetime advertising.

Advertisers and agencies run renewal campaigns and add new campaigns based on the ROI performance and working experience with Libsyn’s Ad Operations team. Based on management’s experience, advertisers prefer to deal with a company like Libsyn when it comes to podcast advertising, which has a larger audience reach. We are able to leverage our relationship with our producers and simplify the coordination of advertising buys and campaign tracking. Management believes that the value of targeted audiences will continue to drive higher-value CPMs (cost per million advertising rates) and sponsorship rates based on successful results, positive ROIs, and relationships with the producers.

Premium Podcast Content

Premium podcast content is a monetization strategy for producers to lock down show episodes and offer them to their audience on a paid subscription basis. Through MyLibsyn, podcast shows get a custom App and a podcast website where listeners can access their show, login to purchase a subscription and get access to premium content. Subscriptions are offered on a one month, six month or annual basis and revenue is shared with the show’s producer. With over 50% of podcast downloads coming from the back catalog of content, the Premium offering enables shows to make their most recent episodes available for free in order to continue to build audiences but charge for their back catalog to generate revenue from the subscriptions.

The Premium offering is also available to LibsynPro customers to create private podcasts. Private Premium is ideal for large organizations and companies that want to distribute audio and video information internally through mobile apps. Access to Private Premium content is controlled and managed by an access list through the LibsynPro interface. The organizations pay monthly for the private subscribers so users are only required to download the App from one of the App stores and login. This provides an easy solution for organization to distribute information to employees, partners, and affiliates by utilizing smartphone apps.

Critical Accounting Policies

Our discussion and analysis of our financial condition and the results of our operations are based upon our financial statements and the data used to prepare them. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. On an ongoing basis, we re-evaluate our judgments and estimates including those related to bad debts, investments, long-lived intangible assets, and income taxes.

We base our estimates and judgments on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions. Our estimates are guided by observing the following critical accounting policies.

Goodwill

Goodwill represents the excess of the purchase price over the fair market value of identifiable net assets of acquired companies. Goodwill is not amortized, but rather is tested at least annually for impairment or more frequently if triggering events or changes in circumstances indicate impairment. The Company adopted the new guidance of Accounting Standards Update No. 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28), which simplifies the goodwill impairment test by allowing the option to first assess qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Some of these qualitative factors may include macroeconomic conditions, industry and market considerations, a change in financial performance, entity-specific events, a sustained decrease in share price, and consideration of the difference between the fair value and carrying amount of a reporting unit as determined in the most recent quantitative assessment. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit's fair value is less than its carrying amount, a two-step impairment analysis is performed to estimate the fair value of goodwill. The first step involves comparing the fair value of a reporting unit to its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves comparing the implied fair value to the carrying amount of the goodwill of that reporting unit. If the carrying amount of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

Leases

The Company accounts for leases in accordance with Accounting Standards Codification (“ASC”) Topic 840.  Leases that meet one or more of the capital lease criteria of standard are recorded as a capital lease, all other leases are operating leases.

Revenue

The Company recognizes revenue when earned. The Company recognized revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, Revenue is recognized when persuasive evidence of an arrangement exists, services have been provided, the price of services is fixed or determinable, and collection is reasonably assured.  We evaluate whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. Generally, when we are primarily obligated in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, revenue is recorded at the gross sale price. We generally record the net amounts as commissions earned if we are not primarily obligated and do not have latitude in establishing prices. Such amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two.

Income taxes

Libsyn accounts for income taxes using the liability method, which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which differences are expected to reverse. Deferred tax assets are adjusted by a valuation allowance, if based on the weight of available evidence it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The Company anticipates earnings in the near future and the realization of the benefit of the deferred tax assets.

For a description of accounting changes and recent enacted accounting standards, including the expected dates of adoption and estimated effects, if any, on our financial statements, see “Note 1: Recently Enacted Accounting Standards” in the financial statements included elsewhere in this prospectus.

Results of Operations.

The Libsyn business has also experienced upward trends in the areas of podcast creation, consumption, and audience growth. Podcast shows on the Libsyn platform increased to over 35,000 in 2016 from 28,000 in 2015 and 22,000 in 2014. This resulted in 3,193,997 active episodes in 2016 versus 2,572,295 in 2015 and 2,145,840 in 2014. Annual podcast download requests on the Libsyn platform exceeded 4.59 billion in 2016, up from 3.33 billion in 2015 and 2.6 billion in 2014. Additionally, the Libsyn network now reaches 62 million audience members monthly, an increase from 55 million in 2015 and 41 million in 2014.

The Libsyn4 product offering is a podcast hosting and distribution service which includes storage, bandwidth, RSS creation, distribution, and statistics tracking. Podcast producers can choose from a variety of hosting plan levels based on the requirements for their podcast. Podcast producers’ sign-up online at www.libsyn.com, using their credit card to subscribe to a monthly plan. Libsyn’s standard plans range for $5 to $75 per month. LibsynPRO service is an enterprise solution for professional media producers and corporate customers that require media network features and dedicated support. LibsynPro revenue consists primarily of monthly hosting fees and bandwidth usage charges. Other professional level add-ons, such as set-up fees and custom features, represent a small portion of LibsynPro revenue.

Trends in the number of podcast shows on the Libsyn network and podcast consumption affect our revenue and financial results as they are directly related to cash flow and cost of revenue. Management believes that over the next 12 months growth in the podcasting industry and Libsyn’s market leadership will continue to fuel expansion of the Libsyn network and revenue. The company expects to see year-over-year cost of revenue continue to grow in 2017.  With the level of bandwidth usage currently incurred, the company has Content Delivery Network (CDN) and storage solution contracts that leverage economies of scale over the next 12 months to continue to help manage cost of revenue.

In 2016, Libsyn generated 61% of its $8.8 million in revenue from Podcast hosting fees paid by Libsyn4 Producers. Advertising revenue is 18% of overall revenues, and LibsynPro, which includes hosting, along with bandwidth charges and other professional level add-ons, makes up 16% of revenues.  App subscriptions make up 5% of total Libsyn revenues.

In 2015, Libsyn generated 60% of its $7.2 million in revenue from Podcast hosting fees paid by Libsyn4 Producers. Advertising revenue is 14% of overall revenues, and LibsynPro, which includes hosting, along with bandwidth charges and other professional level add-ons, makes up 18% of revenues.  App subscriptions make up 8% of total Libsyn revenues.

Fiscal year ended December 31, 2016 compared to fiscal year ended December 31, 2015:

During 2016, Libsyn recorded revenues of $8,792,208, a 22% increase over revenues of $7,213,018 for the same period in 2015.  The increase for 2016 reflects an increase in Libsyn 4 hosting revenue as well as LibsynPro and Advertising revenue. Libsyn4 hosting revenue increased due to the 24% growth in the number of podcasts on the network between 2015 and 2016.  LibsynPro revenue increased as a result of additional LibsynPro networks using our platform in 2016 with increased bandwidth usage fees for delivery of podcasts contributing to the revenue gain. Advertisers and agencies continued to renew and increase spending and add new campaigns in 2016 based on positive performance and experience with Libsyn’s Ad Operations team leading to a 51% increase in advertising revenue. Premium subscription revenue decreased due fewer shows offering premium.

In 2016, cost of revenue totaled $2,808,481, a 33% increase as compared to $2,106,937 in 2015. This is a reflection of the increase in bandwidth usage during 2016 due to the growth in the number of podcasts and increased podcast consumption on the Libsyn Platform. We also experience an increase in Research and Development Costs and advertising sharing costs. Cost of revenue is made up of bandwidth transfer charges from Libsyn’s CDNs, server

collocation fees, advertising sharing costs and wages for the Research and Development team.   Libsyn posted gross profit of $5,983,727 during 2016, versus gross profit of $5,106,151 for 2015, an increase of 17%.

Libsyn recorded total operating expenses of $3,199,109 during 2016, a 50% increase as compared to operating expenses of $2,125,145 in the same period of 2015.  General and administrative expenses totaled $2,916,155 in 2016 versus $1,826,994 in 2015, an increase of 60%, due to bonuses, audit fees, insurance costs, legal fees, director fees and profit sharing contributions in 2016.  Selling expenses in 2016 were $282,954 versus $298,151 in 2015 due to decreased spending for trade shows and advertising.

Libsyn’s net income was $2,784,618 in 2016.  This represents a $195,993 decrease from our net income of $2,980,611 in 2015.

Inflation and seasonality:

Libsyn does not believe that inflation or seasonality will significantly affect its results of operation.

Liquidity and Capital Resources

2016 compared to 2015

Cash on hand was $4,875,458 at December 31, 2016, an increase of $2,404,764 over the $2,470,694 on hand at December 31, 2015.  Cash provided by operations for 2016, was $3,088,821, as compared to cash provided by operations of $2,910,317 for 2015.  This is a result of our operations driven by an increase in revenue.

During 2016, Cash used in investing was $36,791 for the purchase of equipment.

Cash used in financing activities was $647,266 for distributions to FAB Universal Corp. during 2016 and $1,496,422 in 2015.  Prior to the Spin-off, this was a standard practice between FAB Universal Corp. and Libsyn to transfer cash from the subsidiary to the Parent.

Debt and Contractual Obligations

Libsyn is responsible for the financial obligation for the office space in Los Angeles, California. The lease arrangement is for $28,033 a month though February 2017, $28,871 a month through February 2018, $28,892 a month through February 2019, and $30,744 a month through June 2019.

Contractual Obligations

Not applicable to smaller reporting companies.

Off-Balance Sheet Arrangements

We have operating leases for certain facilities, but otherwise do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, or capital resources.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Not applicable to smaller reporting companies.

Liberated Syndication Inc.

     4397 South Albright Drive, Salt Lake City, UT 84124

    (801) 277-2763 Phone • (801) 277-6509 Fax

REPORT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Liberated Syndication Inc.

Pittsburgh Pennsylvania, 15213

We have audited the accompanying consolidated balance sheets of Liberated Syndication Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2016 and 2015. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, and audit of its internal controls over financial reporting for the years ended December 31, 2016 and 2015.  Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal controls over financial reporting for the years ended December 31, 2016 and 2015.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of Liberated Syndication Inc. and subsidiaries as of December 31, 2016 and 2015 and the results of their operations and their cash flows for the years ended December 31, 2016 and 2015, in conformity with generally accepted accounting principles in the United States of America.

/s/ Gregory & Associates, LLC

March 31, 2017

Salt Lake City, Utah

LIBERATED SYNDICATION INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2016		December 31, 2015
CURRENT ASSETS:
Cash	$ 4,875,458		$ 2,470,694
Accounts receivable, net	385,335	[1]	336,267	[1]
Prepaid expenses	44,583		12,500

Total current assets	5,305,376		2,819,461

Property and equipment, net	33,982		21,870
Goodwill	11,484,251		11,484,251

Total assets	$ 16,823,609		$ 14,325,582

CURRENT LIABILITIES:
Accounts payable	536,295		410,434
Accrued expenses	313,586		42,080
Deferred revenue	110,167		146,859
Total current liabilities	960,048		599,373

Total liabilities	960,048		599,373

STOCKHOLDERS' EQUITY
Common stock	20,806		20,806
Additional paid-in capital	25,047,247		25,694,513
Retained Earnings (accumulated deficit)	(9,204,492)		(11,989,110)
Total stockholders' equity	15,863,561		13,726,209
Total liabilities and stockholders' equity	$ 16,823,609		$ 14,325,582

Liberated Syndication Inc. and Subsidiaries Balance Sheet (Parenthetical)
Statement of Financial Position	December 31, 2016	December 31, 2015
Allowance for doubtful accounts	14,000	14,000
Common stock authorized	200,000,000	200,000,000
Common stock par value	0.001	0.001
Common stock outstanding	20,805,860	20,805,860

The accompanying notes are an integral part of these financial statements.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended
	December 31, 2016	December 31, 2015

Revenue	$ 8,792,208	$ 7,213,088
Cost of Revenue	2,808,481	2,106,937
Gross Profit	5,983,727	5,106,151

OPERATING EXPENSES

Selling expenses	282,954	298,151
General and administrative	2,916,155	1,826,994
Total Operating Expenses	3,199,109	2,125,145
Net income from operations	2,784,618	2,981,006

OTHER INCOME (EXPENSE):

Other income (expense)	-	(395)
Total Other Income	-	(395)
Income from operations	2,784,618	2,980,611

Current Income Tax Expense (Benefit)	-	-
Deferred Income Tax Expense (Benefit)	-	-
Net Income	$ 2,784,618	$ 2,980,611

BASIC AND DILUTED INCOME PER COMMON SHARE	$ 0.13	$ 0.14
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	20,805,860	20,805,860

The accompanying notes are an integral part of these financial statements.

LIBERATED SYNDICATION INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31 2016 AND 2015

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit

Balance at December 31, 2014 (Restated)	20,805,860	$20,806	$27,190,935	$(14,969,721)

Distribution to FAB Universal Corp	-	-	(1,496,422)	-

Net income	-	-	-	2,980,611

Balance at December 31, 2015 (Restated)	20,805,860	$20,806	$25,694,513	$(11,989,110)

Distribution to FAB Universal Corp			(647,266)	-

Net income	-	-	-	2,784,618

Balance at December 31, 2016	20,805,860	$20,806	$25,047,247	$(9,204,492)

The accompanying notes are an integral part of these financial statements.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2016	December 31, 2015

Cash Flows from Operating Activities
Net income	$ 2,784,618	$ 2,980,611
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	24,679	22,762
Change in assets and liabilities:
Accounts receivable	(49,068)	(99,985)
Prepaid expenses	(32,083)	615
Accounts payable	125,861	106,888
Accrued expense	271,507	8,822
Deferred revenue	(36,693)	(109,396)
Net Cash Provided by Operating Activities	3,088,821	2,910,317

Cash Flows from Investing Activities:
Purchase of property & equipment	(36,791)	-

Net Cash Used in Investing Activities	(36,791)	-

Cash Flows from Financing Activities:
Payments to FAB Universal Corp	(647,266)	(1,496,422)

Net Cash Used in Financing Activities	(647,266)	(1,496,422)

Net Increase in Cash	2,404,764	1,413,895
Cash at Beginning of Period	2,470,694	1,056,799
Cash at End of Period	$ 4,875,458	$ 2,470,694

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	-	-
Income taxes	-	-

The accompanying notes are an integral part of these financial statements.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

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

Restatement/Reverse Spin-off

The basic and diluted earnings per share and weighted average basic and diluted common shares outstanding for the year ended December 31, 2015 gives effect to the 20,805,860 common shares issued upon the spin-off of the Company from FAB accounted for as a reverse spin-off.

Consolidation - The financial statements presented reflect the accounts of Libsyn and Webmayhem.  All inter-company transactions have been eliminated in consolidation. The Company allocated expenses incurred by FAB to Libsyn through July 31, 2016 using a proportional cost allocation method.  Management believes this to be a reasonable method and reflects all costs of doing business.

Accounting Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Management made assumptions and estimates for determining reserve for accounts receivable, accrued liabilities, accrued revenue, allocation of income tax net operating loss carryforward and in determining the impairment of definite life intangible assets and goodwill.  Actual results could differ from those estimated by management.

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents.  At December 31, 2016, the Company had $4,733,497 cash balances in excess of federally insured limits.

Accounts Receivable – Accounts receivable consist of trade receivables arising in the normal course of business. At December 31, 2016 and 2015, the Company has an allowance for doubtful accounts of $14,000 and $14,000, respectively, which reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the years ended December 31, 2016 and 2015, the Company adjusted the allowance for bad debt by $0.

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

NOTES TO FINANCIAL STATEMENTS

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

Goodwill – Goodwill is evaluated for impairment annually in the fourth quarter of the Company’s fiscal year, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. The company recorded no impairment charge for goodwill, during the years ended December 31, 2016 and 2015.

Advertising Costs – Advertising costs are expensed as incurred and amounted to $29,397 and $30,255 for the periods ending December 31, 2016 and 2015, respectively.

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

NOTES TO FINANCIAL STATEMENTS

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

The Company facilitates the sale of producers’ premium content through the sale of subscriptions.  The amount earned per transaction is fixed and the producers determine the price for the sale of the subscription, and the Company earns a percentage of what the customer pays.  Accordingly, the Company reports premium subscription revenue at net.

Leases – The Company accounts for leases in accordance with Accounting Standards Codification (“ASC”) Topic 840.  Leases that meet one or more of the capital lease criteria of standard are recorded as a capital lease, all other leases are operating leases.

Research and Development - Research and development costs are expensed as incurred and record in cost of revenue.  Research and development costs totaling, $515,756 and $290,559, for 2016 and 2015, respectively where included in cost of revenue.

Earnings Per Share – The Company computes earnings per share in accordance with FASB ASC Topic 260 Earnings Per Share, which requires the Company to present basic earnings per share and diluted earnings per share when the effect is dilutive (see Note 7).

Income Taxes – The Company accounts for income taxes in accordance with FASB ASC Topic 740 Accounting for Income Taxes.  This topic requires an asset and liability approach for accounting for income taxes (see Note 5).

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

In 2015, the FASB issued an amended standard requiring that we classify all deferred tax assets and liabilities as non-current on the balance sheet instead of separating deferred taxes into current and non-current. The amended standard is effective for us beginning in the first quarter of 2017. The amended standard may be adopted on either a prospective or retrospective basis. We do not expect that the adoption of this standard will have a significant impact on our financial position or results of operations.

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

LIBERATED SYNDICATION INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which changes how companies account for certain aspects of share-based payments to employees. The new guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled, allows an employer to repurchase more of an employee’s shares than previously allowed for tax withholding purposes without triggering liability accounting, allows a company to make a policy election to account for forfeitures as they occur, and eliminates the requirement that excess tax benefits be realized before companies can recognize them. The new guidance also requires excess tax benefits and tax shortfalls to be presented on the cash flow statement as an operating activity rather than as a financing activity, and clarifies that cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation are to be presented as a financing activity. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted.

Recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 - PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:

	Life	December 31, 2016	December 31, 2015

Furniture, fixtures, and equipment	2-10 yrs	$145,553	$110,415
		145,553	110,415
Less: Accumulated depreciation		(111,571)	(88,545)
Property & equipment, net		$33,982	$21,870

Depreciation expense for the periods ended December 31, 2016 and 2015 was $24,679 and $22,762, respectively.

NOTE 3 - GOODWILL

Impairment - During 2016, Libsyn management performed its annual test of impairment of goodwill assessing the qualitative factors and determined it is more than likely than not that the fair value of the reporting unit is greater than or equal to the carrying value of the reporting unit.  Thus, not requiring further testing.

Impairment - During 2015, Libsyn management performed its annual test of impairment of goodwill by comparing the net carrying value of the intangible asset with the fair value of the reporting units. Based upon the results of this analysis, it was determined that the goodwill was not impaired.

Goodwill - The following is a summary of goodwill:

	For the Years Ended
	December 31, 2016	December 31, 2015

Goodwill at beginning of period	$11,484,251	$11,484,251
Impairment	-	-
Goodwill at end of period	$11,484,251	$11,484,251

LIBERATED SYNDICATION INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - CAPITAL STOCK

Common Stock - The Company has authorized 200,000,000 shares of common stock, $0.001 par value.  As of December 31, 2016, 20,806,850 shares were issued and outstanding.

Reverse Spin-Off — The common shares outstanding, common stock and additional paid in capital have been restated in the December 31, 2015 financial statements to reflect the 20,805,860 common shares issued by Liberated Syndication Inc. to shareholders of record of FAB Universal on July 20, 2016 to effectively spin-off the operations.

NOTE 5 - INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Accounting for Income Taxes which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.  At December 31, 2016 and 2015, the total of all deferred tax assets was $3,569,533 and $4,700,750, respectively, and the total of the deferred tax assets related to goodwill was $2,086,340 and $1,575,232, respectively.  The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets the Company has established a valuation allowance of $3,569,533 and $4,700,750 for the years ended December 31, 2016 and 2015.  The change in the valuation allowance for the year ended December 31, 2016 and 2015 was $1,131,217 and $1,210,250, respectively.

The components of income tax expense (benefit) from continuing operations for the Years ended December 31, 2016 and 2015 consist of the following:

	For the Years Ended
	December 31,
	2016	2015
Current tax expense:
Federal	$-	$-
State	-	-
Current tax expense	-	-

Deferred tax expense (benefit):
Goodwill	511,108	511,108
Valuation Allowance	(1,131,217)	(1,210,250)
Net operating loss carryforward	620,109	699,142
Subtotal deferred tax expense/(benefit)	-	-
Income tax expense/(benefit)	$-	$-

Deferred income tax expense/(benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 5 – INCOME TAXES – continued

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the company’s effective rate is as follows:

	For the Years Ended
	December 31,
	2016	2015

Computed tax at the expected statutory rate	$946,770	$1,013,408
State and local income taxes, net of federal	183,738	196,575
Other non-deductible expenses	709	267
Valuation Allowance	(1,131,217)	(1,210,250)
Income tax expense/(benefit)	$-	$-

The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset December 31, 2016 and 2015:

	December 31,	December 31,
	2016	2015
Current deferred tax assets (liabilities):
Allowance for doubtful accounts	$-	$-
Bonus accrual	-	-
Vacation accrual	-	-
Total current deferred tax assets (liabilities)	-	-

Long-term deferred tax assets (liabilities):
Goodwill - impaired	2,903,618	2,903,618
Goodwill – tax amortization	(4,989,958)	(4,478,850)
Net operating loss carryforward	5,655,873	6,275,982
Valuation allowance	(3,569,533)	(4,700,750)
Total long-term deferred tax assets (liabilities)	$-	$-
Net term deferred tax assets (liabilities)	$-	$-

At December 31, 2016, the company has loss carryforwards of approximately $13,921,860 that expire in various years through 2034.

We file U.S. federal, and U.S. states returns, and we are generally no longer subject to tax examinations for years prior to 2011 for U.S. federal and U.S. states tax returns.

NOTE 6 - LEASES

Operating Lease - The Company leases office space in Pittsburgh, Pennsylvania for $4,737 on a month through April 2022.  The Company is responsible for the financial obligation for the office space in Los Angeles, California. The lease arrangement is for $28,033 a month though February 2017, $28,871 a month through February 2018, $28,892 a month through February 2019, and $30,744 a month through June 2019.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 6 – LEASES - Continued

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2016 are as follows:

Year ending December 31:	Lease Payments
2017	352,123
2018	359,431
2019	81,826
2020	56,844
2021	56,844
Thereafter	18,948
Total Minimum Lease Payment	$926,016

Lease expense charged to operations was $266,405 and $256,092 for the periods ended December 31, 2016 and 2015, respectively.

NOTE 7 –EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the weighted average number of shares of common stock outstanding for the periods presented for the periods ended:

	December 31, 2016	December 31, 2015
Income from operations available to common stockholders (numerator)	$2,784,618	$2,980,611
Income available to common stockholders (numerator)	2,784,618	2,980,611
Weighted average number of common shares outstanding during the period used in earnings per share (denominator)	20,805,860	20,805,860

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Although Libsyn does not expect to be liable for any obligations not expressly assumed by Libsyn from the Spin-Off, it is possible that Libsyn could be required to assume responsibility for certain obligations retained by FAB should FAB fail to pay or perform its retained obligations.  After the Spin-Off, FAB may have obligations that at the present time are unknown or unforeseen.  As the nature of such obligations are unknown, we are unable to provide an estimate of the potential obligation.  However, should FAB incur such obligations, Libsyn may be financially obligated to pay any losses incurred.

The Company has a 401 (k) plan and Profit sharing plan for the benefit of the employees of the Company.  Employees are eligible to participate in the plan the first of the month following their hire date and attaining the age of 21. Profit sharing contributions are made at the discretion of the Board of Directors and vest 100% after the second year of service. The Company made a $100,000 profit sharing contribution to the plan in 2016.

NOTE 9 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of the filing of this report.

On January 18, 2017, the Board of Directors approved the issuance of stock awards of 1,500,000 common shares to the CEO, 1,250,000 shares to the CFO and 900,000 shares, 300,000 to each of the three independent board members. The awards were valued at $0.48 per share and vest in 25% tranches upon achieving the following milestones or the stock is forfeited: 1) Up-list to NASDAQ within 24 months; 2) Market cap of $25 Million for 5 consecutive days within 12 months; 3) Market cap of 50 Million for 5 consecutive days within 18 months: 4) Market cap of $75 Million for 5 consecutive days within 24 months.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures—We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this Annual Report on Form 10-K, is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure.

Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of December 31, 2016, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including the CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2016 at the above-described reasonable assurance level.

Internal Control over Financial Reporting—Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even internal controls determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error, and the risk of fraud. The projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies may deteriorate. Because of these limitations, there can be no assurance that any system of internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that exempt from this requirement issuers that are neither accelerated filers nor large accelerated filers.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2016, was effective.

Item 9B. Other Information

None; not applicable.

PART III

Item 10.   Directors, Executive Officers, and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth:

•

the names of our current directors and executive officers,

•

their ages as of March 31, 2017, which is the date for filing of this 10-K; and

•

the capacities in which they currently serve Libsyn:

Name	Age	Position(s)	Served in Position Since
Christopher J. Spencer	48	Chief Executive Officer and Chairman of the Board	2015
John Busshaus	53	Chief Financial Officer	2015
Denis Yevstifeyev	36	Director	2015
Douglas Polinsky	57	Director	2015
J. Gregory Smith	47	Director	2015

Christopher Spencer has served as our Chief Executive Officer, President and as a director of Libsyn since its inceptions on September 29, 2015.  Mr. Spencer has served as Chief Executive Officer, President, and a director of Future Healthcare of America since June 22, 2012.  Mr. Spencer has served as Chief Executive Officer, President, and a director of FAB Universal Corp. since February 7, 2001.  From 1994 until 1996, Mr. Spencer founded and worked for ChinaWire, Inc., a high-technology company engaged in financial remittance between international locations and China.  Mr. Spencer worked for Lotto USA, Inc. from 1992-1994, where he was founder and Chief Executive Officer for the Pennsylvania computer networking company.  From 1990 until 1992, Mr. Spencer worked for John Valiant, Inc., and was responsible for business concept development and obtaining financing.

John Busshaus has served Chief Financial Officer of Libsyn since its inceptions on September 29, 2015. Mr. Busshaus has served as Chief Financial Officer of Future Healthcare of America since June 22, 2012.  Mr. Busshaus has served as the Chief Financial Officer of FAB Universal Corp. since January 29, 2007.  From 2004 to 2006, Mr. Busshaus was an independent business consultant.  Mr. Busshaus’ efforts were assisting organizations with the implementation of Sarbanes Oxley, filing of SEC reports, and taking a company through an IPO.  Mr. Busshaus worked for Talanga International from 2001 to 2004, where he was the Chief Financial Officer for the company.  From 1999 to 2000, Mr. Busshaus worked for Mellon Bank as Controller and Vice President, and was responsible for strategic planning and managing the annual and monthly budgeting within Global Security Services.  From 1994 to 1998, Mr. Busshaus worked for PepsiCo as Senior Business Planner, and was responsible for annual and quarterly budgets planning, as well as weekly, monthly, and quarterly reporting of results.  As a member of management, Mr.

Busshaus' efforts contributed to the revenue growth and market share increases in a market that was categorized as saturated.

Douglas Polinsky has served as a Director of Libsyn since its inceptions on September 29, 2015. Mr. Polinsky has served as a Director of Future Healthcare of America since June 22, 2012.  Mr. Polinsky has served as a Director of FAB Universal Corp. since October 2007.  Mr. Polinsky serves as the President of Great North Capital Corp., a Minnesota-based financial services company he founded in 1995.  Great North advises corporate clients on capital formation and other transaction-related financial matters.  Mr. Polinsky earned a Bachelor of Science degree in Hotel Administration at the University of Nevada at Las Vegas.

Greg Smith has as a Director of Libsyn since its inceptions on September 29, 2015. Mr. Smith has served as a Director of Future Healthcare of America since on June 22, 2012.  Mr. Smith has served as a Director of FAB Universal Corp. since October 2007.  Mr. Smith is an award-winning producer and entrepreneur with over 10 years of experience in Non-Fiction Television.  In 2000, Mr. Smith established The Solution Film Group, LLC and acts as the Company’s President.  Mr. Smith provides professional production and editorial support for various forms of non-fiction television entertainment, including the direction of media projects from development through production and post-production.  His clients include Discovery Channel, Science Channel, Discovery HD Theater, Animal Planet, The Military Channel, PBS, and Discovery Networks International.  Mr. Smith most recently won an Emmy in 2006 for the Discovery Channel’s animated special Before the Dinosaurs.  His other awards for excellence in production and editing include Emmys for the Discovery Channel’s Walking with Prehistoric Beasts and Allosaurus:  A Walking with Dinosaurs Special.  From 1997 to 2000, Mr. Smith worked for Discovery Communications, Inc. in the capacity of Supervising Producer from January 1998 to November 2000, and Producer/Editor from October 1997 to January 1998. From 1995 to 1996, Mr. Smith worked for Discovery Channel Pictures serving as Assistant Editor from March 1996 to October 1997, and Production Assistant from September 1995 to March 1996. From 1994 to 1995, Mr. Smith worked for Crawford Communications in Atlanta, Georgia as a Manager of Satellite Services for The Learning Channel.

Denis Yevstifeyev has served as a Director of Libsyn since its inceptions on September 29, 2015.  Mr. Yevstifeyev has served as a Director of Future Healthcare of America since June 22, 2012.  Mr. Yevstifeyev has served as a Director of FAB Universal Corp since October 2007.   From 2009 to 2012, and from 2015 to present, Mr. Yevstifeyev served as the Director of Financial Planning & Analysis for Education Management Corporation – Online Higher Education.  From 2012 to 2015, Mr. Yevstifeyev owned and operated his commercial printing company.  From 2007 to 2008, Mr. Yevstifeyev served as Sr. Financial Reporting Analyst for American Eagle Outfitters, Inc., in Pittsburgh.  His duties included: preparing and analyzing various internal and external financial reports; researching new accounting pronouncements and evaluating any impact on the financial statements.  He also reviewed accounting workpapers and prepared the company’s SEC filings for forms 8-K, 10-Q and 10-K.  From 2005 to 2007, Mr. Yevstifeyev worked for Schneider Downs, Inc., where he worked on Sarbanes-Oxley compliance engagements. In 2005, Mr. Yevstifeyev graduated with a Bachelor of Science degree in Business from Washington and Jefferson College.  He also graduated with honors from the Moscow Bank College of the Central Bank of Russia in Moscow with a degree in Finance in 2000.  From 2002 to 2003, Mr. Yevstifeyev served as the Settlement Department Manager for SDM BANK in Moscow, where he dealt with domestic and international corresponding banks, among other responsibilities.

There are no non-officer employees who are expected to make a significant contribution to the business.

Family Relationships.

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings.

 During the past ten years, none of our present or former directors, executive officers or persons nominated to become directors or executive officers:

(1) A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i)

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) Engaging in any type of business practice; or

(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5) Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6) Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i) Any Federal or State securities or commodities law or regulation; or

(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8) Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORT COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to us with respect to fiscal 2016 and on representations that no other reports were required, we believe that during the 2016 fiscal year all applicable Section 16(a) filing requirements were met.

CORPORATE GOVERNANCE

Code of Ethics

We uphold a set of basic values to guide our actions and are committed to maintaining the highest standards of business conduct and corporate governance. We have adopted a Code of Business Conduct and Ethics for directors, officers (including our principal executive officer and principal financial officer) and employees, which, in conjunction with our Certificate of Incorporation, Bylaws and Board of Directors committee charters, form the framework for governance of Libsyn.  The Code of Ethics and Business Conduct, Board of Directors committee charters, Bylaws and Article of Incorporation are available at our corporate offices. Stockholders may request free printed copies of these documents from:

Liberated Syndication Inc

Attn: CFO

5001 Baum Blvd., Suite 770

Pittsburgh, PA 15213

Board of Directors Independence

The Board of Directors has determined that each of J. Gregory Smith, Denis Yevstifeyev and Douglas Polinsky has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us) and satisfies the independence requirements required by the SEC. The non-management independent directors meet in executive session, without management, at least annually. Mr. Polinsky, an independent non-management director, chairs all executive session meetings of directors.

Committees of the Board of Directors

The Board of Directors has adopted written charters for two standing committees: the Nominating Committee and the Audit Committee. The Board has determined that all members of the Nominating and Audit Committees are independent and satisfy the relevant SEC independence requirements for members of such committees.

Nominating Committee.    The Nominating Committee currently consists of Mr. Polinsky as chair, Mr. Yevstifeyev, and Mr. Smith. This committee provides assistance to the Board in identifies individuals qualified to become members of the Board of Directors consistent with Board criteria. The committee also oversees the evaluation of the Board of Directors and management.  There have not been any material changes to the procedures by which stockholders recommend nominees to the Board of Directors.

Audit Committee.    The Audit Committee currently consists of Mr. Polinsky as chair, Mr. Yevstifeyev, and Mr. Smith.  Mr. Yevstifeyev, the Board of Directors has determined, is an “audit committee financial expert” as defined under SEC rules. This committee oversees the integrity of our financial statements, disclosure controls and procedures, the systems of internal accounting and financial controls, compliance with legal and regulatory requirements, the qualifications and independence of the independent auditors and the performance of our internal audit function and independent auditors, and the quarterly reviews and annual independent audit of our financial statements. Gregory & Associates, our independent auditors, reports directly to the Audit Committee.

We will provide a free printed copy of any of the charters of any Board committee to any stockholder on request.

Compensation Committee.    The Compensation Committee currently consists of Mr. Polinsky as chair, Mr. Yevstifeyev, and Mr. Smith. This committee provides assistance to the Board of Directors in overseeing our compensation policies and practices. It reviews and approves the compensation levels and policies for the Board of Directors; reviews and approves corporate goals and objectives with respect to CEO compensation and, based upon these evaluations, determines and approves the CEO’s compensation; makes recommendations to the Board of Directors with respect to non-CEO executive officer compensation. The Compensation Committee also has the responsibility to provide the report to stockholders on executive officer compensation, which appears below.

Item 11.  Executive Compensation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the compensation committee (i) was an officer or employee of the Company or a subsidiary of the Company during 2016, (ii) was formerly an officer of the Company or a subsidiary of the Company, or (iii) had any relationship required to be disclosed pursuant to Item 404 of Regulation S-K.

During fiscal 2016, none of the Company’s executive officers served as (i) a member of a compensation committee of another company, one of whose executive officers served on the Company’s compensation committee; (ii) a director of another company, one of whose executive officers served on the Company’s compensation committee; or (iii) a member of a compensation committee of another company, one of whose executive officers served as one of the Company’s directors.

 COMPENSATION DISCUSSION AND ANALYSIS

Overview and General Philosophy

At Libsyn, our focus is to create value through expanding the products and services that can utilize the services we offer within the podcast industry. We are also focused on growing the podcast business through new product offerings and services for our clients. Our executive compensation program supports this goal of value creation by:

•

rewarding executives for obtaining performance milestones;

•

aligning the interests of executives with the interests of stockholders; and

•

attracting and retaining highly motivated and talented executives.

Our compensation elements simultaneously fulfill one or more of these three objectives. The elements include:

•

base salary;

•

discretionary bonuses (in the form of cash, restricted stock, and stock options);

•

benefits programs.

The type and amount of compensation is determined considering current pay, competitive pay data from the external talent market and the opportunity for future pay. We combine compensation elements for each executive in a manner that will meet the performance, alignment and retention goals listed above as well as eliciting the best possible contribution from the executive.

Compensation Objectives

Our executive compensation philosophy is built around two objectives: supporting stockholder value creation through, aligning the interests of executives with the interests of stockholders, and attracting and retaining highly motivated and talented executives.

We use general industry data of companies which are a similar size to us based on market capitalization to assist with pay levels.

Obtained Performance Milestones:

•

We construct our annual bonus opportunities to have appropriately aggressive targets that require significant achievement against performance milestones.

Aligned Interests:

•

Our base pay practices reduce fixed costs and emphasize performance-based incentive programs, which we believe are in the best interests of stockholders.

•

We base our annual bonus opportunities on performance milestones and value to the stockholder that focus executives on performance results that are of common interest to stockholders.

•

We award long-term equity incentive opportunities using restricted stock so that appreciating stock value is a significant factor in executive compensation.

Executive Retention:

•

We believe our use of base salary accompanied by an emphasis on incentive programs attracts executives that are appropriately aggressive, innovative, and are focused on the performance of the Company.

•

Discretionary bonuses allow us to adjust to unique market conditions in a timely fashion in order to retain key executives.

Compensation Administration

General Process.    Executive compensation decisions at Libsyn are the product of several factors, modified by judgment and discretion as necessary. The predominant factors include:

•

key performance measurements such as revenue, and key business developments;

•

strategic initiatives such as acquisitions, and implementation of process improvements;

•

achievement of specific operational goals relating to the sphere of influence led by the executive;

•

compensation of other executives within the Company (to ensure internal equity); and

For the CEO, these factors are judged and compensation is recommended by the Compensation Committee of the Board of Directors and approved by the Board. For the other executive officers (including all the named executives in the Summary Compensation Table), the factors are considered by the CEO, who recommends compensation levels. These judgments and recommendations are then reviewed and approved or revised by the Compensation Committee.

Generally, the Compensation Committee reviews and makes adjustments to base compensation once per year, effective at the beginning of each fiscal year (January 1). Annual incentives are typically paid within two months of the fiscal year end.

Role of Compensation Committee.    The Compensation Committee oversees the design, development and implementation of our compensation program. The Committee evaluates the performance of the CEO and determines CEO compensation consistent with the objectives of the compensation program. The Committee also approves all incentive compensation plans and approves or revises recommendations made by the CEO for compensation decisions affecting other executives. The Committee also approves all bonuses, awards and grants under all incentive plans.

Role of CEO.    Our CEO is responsible for the implementation and administration of our compensation program throughout the organization. The CEO evaluates the performance of executives and, consistent with the objectives of the compensation program, meets with the Compensation Committee to consider and recommend compensation programs, set and evaluate performance milestone, and make specific recommendations on the form and amount of compensation for named executives.

Compensation Components

Short-Term Compensation.    Consistent with our stated compensation philosophy, our key metric for executive short-term compensation is annual total cash compensation. Discretionary bonuses provide significant upside potential which results in targeted annual total cash compensation.

Our performance for fiscal 2016 was on targeted levels.

Base Salary.    We consider base salary a tool to provide executives with a base level of income relative to the scope of the positions they hold. Base salaries are established based on the level of responsibility for the position. With the exception of the CEO and named executives all base salaries are reviewed annually, and are adjusted from time to time to reflect changes in responsibility level.

In 2016, our named executives’ salaries ranged from $350,000 to $400,000.  There was no increase in salary during 2016.

Annual Bonus.    Currently, there is not an established annual incentive bonus plan.

Discretionary Bonuses.    Because there is not an annual incentive plan, the Compensation Committee may determine a discretionary bonus is to be awarded to appropriately reward senior executives.  In these cases, discretionary bonuses are used to assure that executives are appropriately rewarded. The Committee determines discretionary bonuses for the CEO. The CEO recommends discretionary bonuses for all other named executives, which are then approved or adjusted by the Committee.

In fiscal year 2016, discretionary bonuses were awarded to the executive officers.

Our Compensation Committee believes that we have executed on our compensation philosophy given the level of Company performance in fiscal 2016.

Long-Term Incentive Compensation.   In 2016, we did not have any such compensation plan.

In fiscal 2017, we plan to execute a long-term incentive design that will utilize stock options or restricted stock. For senior management, including named executives, the primary emphasis will be on stock awards. This results primarily in senior management focus on stock price performance, directly aligning the interests of executives with the interests of stockholders. It also puts a higher percentage of long-term compensation at risk as the design delivers less immediate value to executives.

All stock granted to the named executives by the Company must have prior Compensation Committee approval. The exercise price for all stock-based awards coincides with the date the Committee approves the award grant. It is against Company policy to back-date stock-based awards or to try to time stock-based awards for any reason and we have never engaged in these practices.

Award Adjustment or Recovery.    We do not have a policy to recover or otherwise adjust payments made or awards earned as a result of changes in subsequent periods relating to performance measures upon which such payments or awards are based, sometimes referred to as a “clawback” policy. We have not required any named executive to return any award or repay any payment received in any fiscal year.

Tax Deductibility of Compensation.    Section 162(m) of the Internal Revenue Code of 1986, as amended, imposes a $1,000,000 limit on the amount that a public company may deduct for compensation paid to named executives unless compensation is based on an individual’s meeting pre-established performance goals determined by a compensation committee and approved by stockholders.

Retirement and Other Benefits

Generally, we view retirement savings as a personal matter. We currently offer 401(k) retirement savings plan to all employees of the Company.

Perquisites.    Eligible employees, including named executives, participate in various other employee benefit plans, including medical and dental care plans; flexible spending accounts for health care; life, accidental death and dismemberment and disability insurance; and vacation plans. The primary purpose of providing these plans and limited perquisites to senior executives is to attract and retain talented executives to manage the Company. With respect to non-insurance perquisites, we prefer to take a minimalist approach. For fiscal 2016, the Company did not have executive non-insurance perquisites.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth in this Annual Report with our management. Based on such review and discussions, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee

Denis Yevstifeyev, Chairman

J. Gregory Smith

Douglas Polinsky

EXECUTIVE COMPENSATION

Summary Compensation Table

The following sets forth the compensation of Libsyn’s Chief Executive Officer during fiscal 2016, and the other persons who served as executive officers during fiscal 2016. Unless otherwise noted, the amounts shown represent what was earned in fiscal 2016.

SUMMARY COMPENSATION TABLE – FISCAL 2016

Name and principal position	Salary ($)	Bonus ($)	Stock awards ($)	Non-equity incentive plan compensation ($)	All other compensation ($)	Total ($)
Christopher Spencer – Chief Executive Officer
2016	400,000	150,000	-	-	-	550,000
2015	400,000	-	-	-	-	400,000
2014	-	-	-	-	-	-
John Busshaus – Chief Financial Officer
2016	350,000	125,000	-	-	-	475,000
2015	350,000	-	-	-	-	350,000
2014	-	-	-	-	-	-

The bonuses represent discretionary awards during the respective year by the compensation committee and the board of directors

Restricted Stock Awards

There were no issuances of restricted stock award during fiscal 2016 to any named executive.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding equity awards for the named executives as of December 31, 2016.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2016

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
John L. Busshaus	0	0	0	0		0	0	0	0
Chris Spencer	0	0	0	0		0	0	0	0

Grants of Plan-Based Awards for 2016

There were no plan-based equity awards made to our executive officers during fiscal 2016.

Option Exercises and Stock Vested

The following table sets forth information concerning fiscal 2016 option exercises and restricted stock that vested during fiscal 2016 for the named executives.

OPTION EXERCISES AND STOCK VESTED DURING FISCAL 2016

	Option awards		Stock awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
Christopher Spencer	0	0	0	0
John L. Busshaus	0	0	0	0

Pension Benefits

Libsyn does not have any plans that provide for payments or other benefits at, following, or in connection with retirement.

Nonqualified Deferred Compensation

Libsyn does not have a Deferred Compensation Plan for its executive officers.

Other Potential Post-Employment Payments

As of December 31, 2016, there were no named executives with employment contracts that require or required severance or other post-employment payments.

Summary Information about Equity Compensation Plans

As of December 31, 2016, Libsyn does not have any Stock Option Compensation Plans.

Stockholder Approval of Equity Compensation Plans.    The following table presents information as of December 31, 2016, about Libsyn’s common stock that may be issued upon the exercise of options granted to employees, consultants or members of the Board of Directors under all of our existing equity compensation plans and individual arrangements. As described above, Libsyn does not have any stock option plans under which options have been granted.

Plan Category	Maximum shares to be issued upon exercise of options	Weighted-average exercise price of outstanding options	Shares remaining available for future issuance under existing equity compensation plans (excluding shares reflected in first column)
Plans approved by stockholders	-	$-	-
Plans not approved by stockholders	-	-	-

Total	-	$-	-

DIRECTOR COMPENSATION

In 2017, the Board of Directors will consider stock options or other appropriate equity incentive grants to the outside directors. Libsyn reimburses directors for out-of-pocket expenses they incur when attending meetings of the Board. Salaried executives who serve as directors are not paid for their services as directors and accordingly, Christopher Spencer is not included in the director compensation table below.

The following table sets forth the compensation Libsyn paid its non-employee directors in 2016. Unless otherwise noted, the amounts shown represent what was earned in fiscal 2016.

DIRECTOR COMPENSATION TABLE – FISCAL 2016

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Doug Polinsky	24,000	0	0	0	0	30,000	54,000
J. Gregory Smith	24,000	0	0	0	0	30,000	54,000
Denis Yevstifeyev	24,000	0	0	0	0	30,000	54,000

All outside directors will receive a base annual cash compensation of $36,000, which will be paid monthly.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of March 24, 2017 regarding the beneficial ownership of our common stock, for:

•

each person (or group of affiliated persons) who, insofar as we have been able to ascertain, beneficially owned more than 5% of the outstanding shares of our common stock:

•

each director;

•

each named executive; and

•

all directors and executive officers as a group.

We relied on information received from each stockholder as to beneficial ownership, including information contained on Schedules 13D and 13G and Forms 3, 4 and 5.  As of March 24, 2017 there were 20,805,860 shares of common stock outstanding.

Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Owner %
10% Stockholders:
Zhang Hongcheng	2,332,200	11.2%
Directors:
Douglas Polinsky	4,241	*
J. Gregory Smith	41,000	*

Executive Officers:
Christopher Spencer, Chief Executive Officer	234,392	1.1%
John L. Busshaus	57,524	*
All directors and executive officers as a group (5 persons)	2,669,357	12.8%

*     Less than 1%

(1)  The address of each director and officer is c/o Libsyn, 5001 Baum Blvd.  Suite 770, Pittsburgh, Pennsylvania 15213.

Changes in Control

There are no known arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons.

During the fiscal years ended December 31, 2016 and 2015, there were no transactions, and there are no currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

Director independence.

The Board of Directors has determined that each of J. Gregory Smith, Denis Yevstifeyev and Douglas Polinsky has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us) and satisfies the independence requirements. The non-management independent directors meet in executive session, without management, at least annually. Mr. Polinsky, an independent non-management director, chairs all executive session meetings of directors.

Item 14.  Principal Accountant Fees and Services.

The following is a summary of the fees billed to Libsyn by its principal auditor during the calendar years ended December 31, 2016 and 2015:

Fee category	2016	2015
Audit Fees (1)	$45,000	$41,639
Audit – related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$45,000	$41,935

(1)

Consists of fees for audit of the Company's annual financial statements, audit of the financial statements of acquired subsidiaries, the review of interim financial statements included in the Company's quarterly reports, and the review of other documents filed with the Securities and Exchange Commission.

Audit fees - Consists of fees for professional services rendered by our principal auditor for the audit of our annual financial statements and the review of financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of Libsyn’s financial statements and are not reported under "Audit fees."

Tax fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All other fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees" and "Tax fees" above.

The Audit Committee is informed of and approves all services Gregory & Associates provides. The Audit Committee pre-approves the annual audit fee, tax services, and non-routine SEC filing reviews, as well as the fees for all large projects that are expected to cost more than $35,000. In addition, it has pre-approved $15,000 for items that relate to routine accounting services related to items such as new, routine SEC filings requiring consents, and routine tax consultations. Upon performance of such services, the Audit Committee is informed of and approves the matters to which such consultations relate. Upon approval by the Audit Committee, the amount is added back to the pre-approved $15,000.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) Financial Statements.

Consolidated Balance Sheets of Liberated Syndication Inc. and subsidiaries as of December 31, 2016 and 2015

Consolidated Statements of Operations of Liberated Syndication Inc. and subsidiaries for the years ended December 31, 2016 and 2015

Consolidated Statements of Stockholders' Equity of Liberated Syndication Inc. and subsidiaries for the years ended December 31, 2016 and 2015

Consolidated Statements of Cash Flows of Liberated Syndication Inc. and subsidiaries for the years ended December 31, 2016 and 2015

Notes to Consolidated Financial Statements

(b)  Exhibits. (1)

Exhibit

Number               Description

3.1

Articles of Incorporation (2)

3.2

Bylaws (2)

10.1

Tax Matters Agreement (2)

10.2

Sublease Agreement (2)

10.3

Form of Guaranty (2)

14

Code of Ethics

21

Subsidiaries of Registrant (2)

31.1

302 Certification of Christopher J. Spencer

31.2

302 Certification of John Busshaus

32

906 Certification

(1)

Summaries of all exhibits contained within this Report are modified in their entirety by reference to these Exhibits.

(2)

Incorporated by reference to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 19, 2016.

(3)

Incorporated by reference from our amended Registration Statement on Form S-1/A2 filed with the Securities and Exchange Commission on July 13, 2016.

(c)  Financial Statement Schedules.

The following documents are filed as part of this Report:

1.

Consolidated Financial Statements

See Index to Consolidated Financial Statements

2.

Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable or the required information is presented in the financial statements or the notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERATED SYNDICATION INC.

Date:	3/31/17	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	3/31/17	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	3/31/17	/s/ John Busshaus
John Busshaus
Chief Financial Officer