Form 10-Q
period 2017-03-31
Liberated Syndication Inc.
filed 2017-05-12
CIK 1667489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from

 to

Commission File No.   000-55779

LIBERATED SYNDICATION INC.

 (Exact name of registrant as specified in its charter)

NEVADA	47-5224851
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5001 Baum Boulevard, Suite 770

Pittsburgh, Pennsylvania 15213

 (Address of Principal Executive Offices)

Registrant's Telephone Number: (412) 621-0902

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of ‘‘large accelerated filer,” “accelerated filer,’’ “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]  No [X]

As of May 8, 2017, there were 24,455,860 shares of common stock, par value $0.001, of the registrant issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

The Unaudited Condensed Consolidated Financial Statements of Liberated Syndication Inc., a Nevada corporation ( the “Company,” “Libsyn,” “we,” “our,” “us” and words of similar import), required to be filed with this 10-Q Quarterly Report were prepared by management and commence on the following page, together with related notes.  In the opinion of management, the Unaudited Condensed Consolidated Financial Statements fairly present the financial condition of the Company.

LIBERATED SYNDICATION INC.
FINANCIAL STATEMENTS

CONTENTS

PAGE
Unaudited Condensed Consolidated Balance Sheets	3

Unaudited Condensed Consolidated Statements of Operations	4

Unaudited Condensed Consolidated Statements of Cash Flows	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

LIBERATED SYNDICATION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
CURRENT ASSETS:
Cash	$ 5,322,933	$ 4,875,458
Accounts receivable, net	633,736	385,335
Prepaid expenses	98,353	44,583

Total current assets	6,055,022	5,305,376

Property and equipment, net	29,678	33,982
Deferred tax asset, net	307,256
Goodwill	11,484,251	11,484,251
Total assets	$ 17,876,207	$ 16,823,609

CURRENT LIABILITIES:
Accounts payable	574,404	536,295
Accrued expenses	22,012	313,586
Deferred revenue	115,369	110,167
Total current liabilities	711,785	960,048

Total liabilities	711,785	960,048

STOCKHOLDERS' EQUITY
Common stock	24,456	20,806
Additional paid-in capital	26,795,597	25,047,247
Retained Earnings (accumulated deficit)	(9,655,631)	(9,204,492)
Total stockholders' equity	17,164,422	15,863,561
Total liabilities and stockholders' equity	$ 17,876,207	$ 16,823,609

Liberated Syndication Inc. and Subsidiaries Balance Sheet (Parenthetical)
Statement of Financial Position	March 31, 2017	December 31, 2016
Allowance for doubtful accounts	14,000	14,000
Common stock authorized	200,000,000	200,000,000
Common stock par value	0.001	0.001
Common stock outstanding	24,455,860	20,805,860

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended
	March 31, 2017	March 31, 2016

Revenue	$ 2,494,111	$ 2,065,277
Cost of Revenue	764,400	655,196
Gross Profit	1,729,711	1,410,081

OPERATING EXPENSES

Selling expenses	76,038	70,406
General and administrative	2,412,067	745,382
Total Operating Expenses	2,488,105	815,788
Income (loss) from operations	(758,394)	594,293

OTHER INCOME (EXPENSE):

Other income (expense)	-	-
Total Other Income	-	-
Income (loss)from operations before income taxes	(758,394)	594,293

INCOME TAXES
Current Income Tax Expense (Benefit)	-	-
Deferred Income Tax Expense (Benefit)	(307,256)	-
Net Income (loss)	$ (451,138)	$ 594,293

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE	$ (0.02)	$ 0.03
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	23,725,860	20,805,860

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	March 31, 2017	March 31, 2016

Cash Flows from Operating Activities
Net income (loss)	$ (451,138)	$ 594,293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	4,304	5,578
Issuance of common stock	1,752,000	-
Deferred taxes	(307,256)	-
Change in assets and liabilities:
Accounts receivable	(248,402)	(75,423)
Prepaid expenses	(53,769)	(147,500)
Accounts payable	38,109	70,680
Accrued expense	(291,575)	(12,508)
Deferred revenue	5,202	8,830
Net Cash Provided by Operating Activities	447,475	443,950

Cash Flows from Investing Activities:

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Payments to FAB Universal Corp	-	(27,415)

Net Cash Used in Financing Activities	-	(27,415)

Net Increase in Cash	447,475	416,535
Cash at Beginning of Period	4,875,458	2,470,694
Cash at End of Period	$ 5,322,933	$ 2,887,229

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	-	-
Income taxes	-	-

      Supplemental Non-Cash Investing and Financing Activities

             Compensation for restricted stock awards issued to

              management and the board of directors                                             $      1,752,000                                                -

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements

LIBERATED SYNDICATION INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – On September 30, 2015, FAB Universal Corp. (“FAB”) organized Liberated Syndication Inc. (“Libsyn” or the “Company”), a Nevada Corporation and transferred all the shares of Webmayhem Inc. (Webmayhem) to Libsyn. Libsyn is a wholly owned subsidiary of FAB.  Webmayhem, Inc. (“Webmayhem”), a Pennsylvania corporation, a wholly owned subsidiary of Libsyn, was organized on January 1, 2001.  Webmayhem provides podcast hosting services for producers of podcasting content.  Webmayhem also offers ad insertion on certain of the producers’ content.

Restatement/Reverse Spin-off

The basic and diluted earnings per share and weighted average basic and diluted common shares outstanding for the three months ended March 31, 2016 gives effect to the 20,805,860 common shares issued upon the spin-off of the Company from FAB accounted for as a reverse spin-off.

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

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents.  At March 31, 2017, the Company had $5,273,165 cash balances in excess of federally insured limits.

Accounts Receivable – Accounts receivable consist of trade receivables arising in the normal course of business. At March 31, 2017 and 2016, the Company has an allowance for doubtful accounts of $14,000 and $14,000, respectively, which reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the three months ended March 31, 2017 and 2016, the Company adjusted the allowance for bad debt by $0.

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

Goodwill – Goodwill is evaluated for impairment annually in the fourth quarter of the Company’s fiscal year, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. Management noted no triggering events during the period ended March 31, 2017.

Advertising Costs – Advertising costs are expensed as incurred and amounted to $8,867 and $4,522 for the three months ending March 31, 2017 and 2016, respectively.

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

Research and Development - Research and development costs are expensed as incurred and record in cost of revenue. Research and development costs totaling, $143,042 and 119,862, for the three months ended March 31, 2017 and 2016, respectively where included in cost of revenue.

Earnings Per Share – The Company computes earnings per share in accordance with FASB ASC Topic 260 Earnings Per Share, which requires the Company to present basic earnings per share and diluted earnings per share when the effect is dilutive (see Note 7). The basic and diluted earnings per share and weighted average basic and diluted common shares outstanding gives effect to the 20,804,860 additional common shares issued for the spin-off of the Company from FAB accounted for as a reverse spin-off.

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

LIBERATED SYNDICATION INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:

	Life	March 31, 2017	December 31, 2016

Furniture, fixtures and equipment	2-10 yrs	$145,553	$145,553
		145,553	145,553
Less: Accumulated depreciation		(115,875)	(111,571)
Property & equipment, net		$29,678	$33,982

Depreciation expense for the three months ended March 31, 2017 and 2016 was $4,304 and $5,578, respectively.

NOTE 3 - GOODWILL

Impairment - During the fourth quarter of 2016, Libsyn management performed its annual test of impairment of goodwill by comparing the net carrying value of the intangible asset with the fair value of the reporting units. Based upon the results of this analysis, it was determined that the goodwill was not impaired.

Goodwill - The following is a summary of goodwill:

	For the Periods Ended
	March 31, 2017	December 31, 2016

Goodwill at beginning of period	$11,484,251	$11,484,251
Impairment	-	-
Goodwill at end of period	$11,484,251	$11,484,251

NOTE 4 - CAPITAL STOCK

Common Stock - The Company has authorized 200,000,000 shares of common stock, $0.001 par value.  As of March 31, 2017, 24,455,860 shares were issued and outstanding.

During the first quarter, the Company issued 3,650,000 shares of common stock valued at $1,752,000 to officers and directors.

Reverse Spin-Off — The common shares outstanding, common stock and additional paid in capital have been restated in the December 31, 2016 financial statements to reflect the 20,805,860 common shares issued by Liberated Syndication Inc. to shareholders of record of FAB Universal on July 20, 2016 to effectively spin-off the operations.

NOTE 5 - INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Accounting for Income Taxes which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At March 31, 2017 and 2016, the total of all deferred tax assets was $3,876,789 and $4,459,356, respectively, and the total of the deferred tax assets related to goodwill was $2,214,117 and $1,703,009, respectively.  The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the deferred tax assets the Company established a valuation allowance equal to the deferred tax asset.  The change in the valuation allowance for the three months ended March 31, 2017 and 2016 was $(127,777) and $241,394, respectively.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES – continued

The components of income tax expense (benefit) from continuing operations for the three months ended March 31, 2017 and 2016 consist of the following:

	For the Three Months Ended
	March 31,
	2017	2016
Current tax expense:
Federal	$-	$-
State	-	-
Current tax expense	-	-

Deferred tax expense (benefit):
Goodwill	127,777	127,777
Valuation Allowance	(127,777)	(241,394)
Net operating loss carryforward	(307,256)	113,617
Subtotal deferred tax expense/(benefit)	(307,256)	-
Income tax expense/(benefit)	$(307,256)	$-

Deferred income tax expense/(benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

A reconciliation of income tax expense as the federal statutory rate to income tax expense at the Company’s effective rate is as follows:

	For the Three Months Ended March 31,
	2017	2016

Computed tax at the expected statutory rate	$(257,854)	$202,060
State and local income taxes, net of federal	(49,906)	39,208
Other non-deductible expenses	504	126
Valuation Allowance	-	(241,394)
Income tax expense/(benefit)	$(307,256)	$-

The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset at March 31, 2017 and 2016:

	March 31,	March 31,
	2017	2016
Net deferred tax assets (liabilities):
Goodwill - impaired	2,903,618	2,903,618
Goodwill – tax amortization	(5,117,735)	(4,606,627)
Net operating loss carryforward	6,090,906	6,162,365
Valuation allowance	(3,569,533)	(4,459,356)
Net term deferred tax assets (liabilities)	$307,256	$-

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

LIBERATED SYNDICATION INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of March 31, 2017 are as follows:

Year ending March 31:	Lease Payments
2018	379,450
2019	283,415
2020	70,327
2021	56,844
Thereafter	61,581
Total Minimum Lease Payment	$851,617

Lease expense charged to operations was $74,399 and $51,321 for the three months ended March 31, 2017 and 2016, respectively.

NOTE 7 –EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the weighted average number of shares of common stock outstanding for the periods presented for the periods ended:

	For the Three Months Ended March 31,
	2017	2016
Income (loss) from operations available to common stockholders (numerator)	$(451,138)	$594,293
Net income (loss) available to common stockholders (numerator)	(451,138)	594,293
Weighted average number of common shares outstanding during the period used in earnings per share (denominator)	23,725,860	20,805,860

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

During the first three months of 2017, Libsyn generated 62% of its revenue from Podcast hosting fees paid by Libsyn4 Producers. LibsynPro revenue is 16% of overall revenues, and Advertising revenue makes up 19% revenues.  App subscriptions make up 3% of total Libsyn revenues. During the first the months of 2016, those revenues contributions were 59% for Libsyn4, 16%, for LibsynPro, 20% for Advertising and 5% for App subscriptions.

Trends in the number of podcast shows on the Libsyn network and podcast consumption affect our revenue and financial results as they are directly related to cash flow and cost of revenue. Management believes that over the next 3 months, growth in the podcasting industry and Libsyn’s market leadership will continue to fuel expansion of the Libsyn network and revenue. The Company expects to see year-over-year bandwidth usage continue to grow in 2017.

Results of Operations

Three Months Ended March 31, 2017 and 2016.

During the three months ended March 31, 2017, Libsyn recorded revenues of $2,494,111, a 21% increase over revenues of $2,065,277 for the same period in 2016.  The increase for 2017 reflects an increase in Libsyn4 hosting revenue as well as LibsynPro, Premium Subscription and Advertising revenue. Libsyn4 hosting revenue increased due to the 26% growth in the number of podcasts on the network when comparing the first quarter of 2017 versus 2016.  LibsynPro revenue increased as a result of additional LibsynPro networks using our platform in 2017 with increased bandwidth usage fees for delivery of podcasts contributing to the majority of the revenue gain.  Advertising revenue increased 12% in the first quarter of 2017 versus 2016. The increase resulted from an uptick in the campaign budgets from existing advertisers, show sponsorships from new and existing advertisers and the addition of new advertising campaigns. Premium subscription revenue increased $12,290.

During the three months ended March 31, 2017, cost of revenue totaled $764,400, a 17% increase as compared to $655,196 for the same period in 2016. This is a reflection of the increase in bandwidth usage during 2017 due to the growth in the number of podcasts and increased podcast consumption on the Libsyn Platform and increase costs associated with Advertising Sharing with producers. Cost of revenue is made up of bandwidth transfer charges from Libsyn’s CDNs, server collocation fees, and wages for the Research and Development team.   Libsyn posted gross profit of $1,729,711 during the three months ended March 31, 2017, versus gross profit of $1,410,081 for the same period in 2016, an increase of 23%.

Libsyn recorded total operating expenses of $2,488,105 during the three months ended March 31, 2017, a 205% increase as compared to operating expenses of $815,788 in the same period of 2016.  The increase is principally due to stock issued to officers and directors during the first quarter of 2017.  General and administrative expenses totaled $2,412,067 in 2017 versus $745,382 in 2016, an increase of 224%.  Selling expenses in 2017 were $76,038 versus $70,406 in 2016.

Libsyn’s net loss was $451,138 for the three months ended March 31, 2017.  This represents a $1,045,431 decrease from our net income of $594,293 for the three months ended March 31, 2016.

Liquidity and Capital Resources.

Cash on hand was $5,322,933 at March 31, 2017, an increase of $447,475 over the $4,875,458 on hand at December 31, 2016. Cash provided by operations for the three months ended March 31, 2017, was $447,475, an increase of $30,940 over the $416,535 cash provided by operations for the three months ended March 31, 2016.  This decrease was from our operating results driven by an increase in revenue offset by the cost of revenue and increase wages paid during the first three months of 2017.

Cash used in financing activities was $0 for the three months ended March 31, 2017 and $27,415 in 2016.

Off-balance sheet arrangements

The Company leases office space in Pittsburgh, Pennsylvania for $4,737 on a month to month basis.  The Company may further be obligated for a lease for space in Los Angeles, California for $28,871 a month through February 2018, $28,892 a month through February 2019 and $30,744 a month through June 2019.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of March 31, 2017 are as follows:

Year ending March 31:	Lease Payments
2018	379,450
2019	283,415
2020	70,327
20221	56,844
Thereafter	61,581
Total Minimum Lease Payment	$851,617

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

As of March 31, 2017, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

(b)  Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.   Defaults Upon Senior Securities.

     None; not applicable.

Item 4.   Mine Safety Disclosures.

     None; not applicable.

Item 5.   Other Information.

None; not applicable.

(a)

During the quarterly period ended March 31, 2017, there were no changes to the procedures by which shareholders’ may recommend nominees to the Company’s board of directors.

Item 6.   Exhibits .

(ii)

Exhibit No.

Description

31.1

302 Certification of Christopher J. Spencer

31.2

302 Certification of John Busshaus

32

906 Certification

101.1

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	5/12/17	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	5/12/17	/s/ John Busshaus
John Busshaus
Chief Financial Officer