Form 10-Q
period 2017-09-30
Liberated Syndication Inc.
filed 2017-11-09
CIK 1667489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X]  No[  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of ‘‘large accelerated filer”, “accelerated filer,’’ “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No [X]

As of November 8, 2017, there were 24,415,860 shares of common stock, par value $0.001, of the registrant issued and outstanding.

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

LIBERATED SYNDICATION INC.
FINANCIAL STATEMENTS

CONTENTS

PAGE
Unaudited Condensed Consolidated Balance Sheets	3

Unaudited Condensed Consolidated Statements of Operations	4

Unaudited Condensed Consolidated Statements of Cash Flows	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

LIBERATED SYNDICATION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
CURRENT ASSETS:
Cash	$ 7,369,569	$ 4,875,458
Accounts receivable, net	591,572	385,335
Prepaid expenses	44,600	44,583
Total current assets	8,005,741	5,305,376

Security Deposit	3,582	-
Property and equipment, net	88,948	33,982
Goodwill	11,484,251	11,484,251
Total assets	$ 19,582,522	$ 16,823,609

CURRENT LIABILITIES:
Accounts payable	429,377	536,295
Accrued expenses	74,302	313,586
Deferred revenue	101,025	110,167
Total current liabilities	604,704	960,048

Total liabilities	604,704	960,048

STOCKHOLDERS' EQUITY
Common stock	24,416	20,806
Additional paid-in capital	26,787,637	25,047,247
Retained Earnings (accumulated deficit)	(7,834,235)	(9,204,492)
Total stockholders' equity	18,977,818	15,863,561
Total liabilities and stockholders' equity	$ 19,582,522	$ 16,823,609

Liberated Syndication Inc. and Subsidiaries Balance Sheet (Parenthetical)
Statement of Financial Position	September 30, 2017	December 31, 2016
Allowance for doubtful accounts	$ 14,000	$ 14,000
Common stock authorized	200,000,000	200,000,000
Common stock par value	$ 0.001	$ 0.001
Common stock outstanding	24,415,860	20,805,860

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016

Revenue	$ 2,730,237	$ 2,228,482	7,723,250	$ 6,419,298
Cost of Revenue	797,746	677,729	2,309,902	2,084,487
Gross Profit	1,932,491	1,550,753	5,413,348	4,334,811

OPERATING EXPENSES

Selling expenses	75,649	85,576	235,583	221,781
General and administrative	695,361	681,801	3,807,508	1,996,515
Total Operating Expenses	771,010	767,377	4,043,091	2,218,296
Income from operations	1,161,481	783,376	1,370,257	2,116,515

OTHER INCOME (EXPENSE):

Other income (expense)	-	-	-	-
Total Other Income (expense)	-	-	-	-
Income from operations before income taxes	1,161,481	783,376	1,370,257	2,116,515

INCOME TAXES
Current Income Tax Expense (Benefit)	-	-	-	-
Deferred Income Tax Expense (Benefit)	-	-	-	-
Net Income	$ 1,161,481	$ 783,376	$ 1,370,257	$ 2,116,515

BASIC AND DILUTED INCOME PER COMMON SHARE (Restated)	$ 0.05	$ 0.04	$ 0.06	$ 0.10
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Restated)	24,415,860	20,805,860	24,195,567	20,805,860

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Nine Months
	Ended September 30,
	2017	2016

Cash Flows from Operating Activities
Net income	$ 1,370,257	$ 2,116,515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	14,098	19,807
Issuance of common stock	1,752,000	-
Change in assets and liabilities:
Accounts receivable	(206,236)	(9,107)
Prepaid expenses	(3,599)	(77,083)
Accounts payable	(106,918)	(13,274)
Accrued expense	(239,285)	(22,805)
Deferred revenue	(9,142)	(34,959)
Net Cash Provided by Operating Activities	2,571,175	1,979,094

Cash Flows from Investing Activities:
Purchase of equipment	(69,064)	(18,436)
Net Cash Used in Investing Activities	(69,064)	(18,436)

Cash Flows from Financing Activities:
Payments to FAB Universal Corp	-	(620,766)
Re-purchase of common stock	(8,000)	-
Net Cash Used in Financing Activities	(8,000)	(620,766)

Net Increase in Cash	2,494,111	1,339,892
Cash at Beginning of Period	4,875,458	2,470,694
Cash at End of Period	$ 7,369,569	$ 3,810,586

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	-	-
Income taxes	-	-

Supplemental Non-Cash Investing and Financing Activities
Compensation for restricted stock awards issued to management and the board of directors	$ 1,752,000	-

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

Restatement/Reverse Spin-off

The basic and diluted earnings per share and weighted average basic and diluted common shares outstanding for the nine months ended September 30, 2016 gives effect to the 20,805,860 common shares issued upon the spin-off of the Company from FAB accounted for as a reverse spin-off.

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

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents.  At September 30, 2017, the Company had $7,204,003 cash balances in excess of federally insured limits.

Accounts Receivable – Accounts receivable consist of trade receivables arising in the normal course of business. At September 30, 2017 and 2016, the Company has an allowance for doubtful accounts of $14,000 and $14,000, respectively, which reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the nine months ended September 30, 2017 and 2016, the Company adjusted the allowance for bad debt by $0.

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

Goodwill – Goodwill is evaluated for impairment annually in the fourth quarter of the Company’s fiscal year, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. Management noted no triggering events during the period ended September 30, 2017.

Advertising Costs – Advertising costs are expensed as incurred and amounted to $25,344 and $21,721 for the nine months ending September 30, 2017 and 2016, respectively.

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

Research and Development - Research and development costs are expensed as incurred and record in cost of revenue. Research and development costs totaling $463,386 and $389,575 for the nine months ended September 30, 2017 and 2016, respectively, were included in cost of revenue.

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

Recently Enacted Accounting Standards - In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. generally accepted accounting principles. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. On July 9, 2015, the FASB agreed to delay the effective date by one year; accordingly, the new standard is effective for us beginning in the first quarter of 2018 and we expect to adopt it at that time. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have not yet selected a transition method, nor have we determined the impact of the new standard on our consolidated financial statements.

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

LIBERATED SYNDICATION INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:

	Life	September 30, 2017	December 31, 2016

Furniture, fixtures and equipment	2-10 yrs	$186,568	$145,553
Leasehold Improvements	5 yrs	28,049	-
		214,617	145,553
Less: Accumulated depreciation		(125,669)	(111,571)
Property & equipment, net		$88,948	$33,982

Depreciation expense for the nine months ended September 30, 2017 and 2016 was $14,098 and $19,807, respectively.

NOTE 3 - GOODWILL

Impairment - During the fourth quarter of 2016, Libsyn management performed its annual test of impairment of goodwill by comparing the net carrying value of the intangible asset with the fair value of the reporting units. Based upon the results of this analysis, it was determined that the goodwill was not impaired.

Goodwill - The following is a summary of goodwill:

	For the Periods Ended
	September 30, 2017	December 31, 2016

Goodwill at beginning of period	$11,484,251	$11,484,251
Impairment	-	-
Goodwill at end of period	$11,484,251	$11,484,251

NOTE 4 - CAPITAL STOCK

Common Stock - The Company has authorized 200,000,000 shares of common stock, $0.001 par value.  As of September 30, 2017, 24,415,860 shares were issued and outstanding.

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

NOTE 5 - INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Accounting for Income Taxes which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At September 30, 2017 and 2016, the total of all deferred tax assets was $3,011,953 and $3,840,987, respectively, and the total of the deferred tax assets related to goodwill was $2,469,670 and $1,958,563, respectively.  The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the deferred tax assets the Company established a valuation allowance equal to the deferred tax asset.  The change in the valuation allowance for the nine months ended September 30, 2017 and 2016 was $557,580 and $859,763, respectively.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES – continued

The components of income tax expense (benefit) from continuing operations for the nine months ended September 30, 2017 and 2016 consist of the following:

	For the Nine Months Ended
	September 30,
	2017	2016
Current tax expense:
Federal	$-	$-
State	-	-
Current tax expense	-	-

Deferred tax expense (benefit):
Goodwill	383,331	383,331
Valuation Allowance	(557,580)	(859,763)
Net operating loss carryforward	174,249	476,432
Subtotal deferred tax expense/(benefit)	-	-
Income tax expense/(benefit)	$-	$-

Deferred income tax expense/(benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

A reconciliation of income tax expense as the federal statutory rate to income tax expense at the Company’s effective rate is as follows:

	For the Nine Months Ended September 30,
	2017	2016

Computed tax at the expected statutory rate	$465,893	$719,616
State and local income taxes, net of federal	90,565	139,647
Other non-deductible expenses	1,122	500
Valuation Allowance	(557,580)	(859,763)
Income tax expense/(benefit)	$-	$-

The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Net deferred tax assets (liabilities):
Goodwill - impaired	2,903,618	2,903,618
Goodwill – tax amortization	(5,373,289)	(4,862,181)
Net operating loss carryforward	5,481,624	5,799,550
Valuation allowance	(3,011,953)	(3,840,987)
Net term deferred tax assets (liabilities)	$-	$-

LIBERATED SYNDICATION INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - LEASES

Operating Lease - The Company leases office space in Pittsburgh, Pennsylvania for $4,737 a month through April 2022.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of September 30, 2017 are as follows:

Year ending September 30:	Lease Payments
2018	56,844
2019	56,844
2020	56,844
2021	56,844
Thereafter	33,159
Total Minimum Lease Payment	$260,535

Lease expense charged to operations was $153,252 and $168,786 for the nine months ended September 30, 2017 and 2016, respectively.

NOTE 7 –EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the weighted average number of shares of common stock outstanding for the periods presented for the periods ended:

	For the Three Months		For the Nine Months
	September 30		September 30
	2017	2016	2017	2016

Income from operations available to common stockholders (numerator)	$1,161,481	$783,376	$1,370,257	$2,116,515
Income available to common stockholders (numerator)	1,161,481	783,376	1,370,257	2,116,515
Restated Weighted average number of common shares outstanding during the period used in earnings per share (denominator)	24,446,578	20,805,860	24,083,595	20,805,860

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

During the first nine months of 2017, Libsyn generated 64% of its revenue from Podcast hosting fees paid by Libsyn4 Producers. LibsynPro revenue is 17% of overall revenues, and Advertising revenue makes up 16% of revenues.  App subscriptions make up 3% of total Libsyn revenues. During the first nine months of 2016, those revenues contributions were 61% for Libsyn4, 16%, for LibsynPro, 18% for Advertising and 4% for App subscriptions.

Trends in the number of podcast shows on the Libsyn network and podcast consumption affect our revenue and financial results as they are directly related to cash flow and cost of revenue. Management believes that over the next 3 months, growth in the podcasting industry and Libsyn’s market leadership will continue to fuel expansion of the Libsyn network and revenue. The Company expects to see year-over-year bandwidth usage continue to grow in the fourth quarter of 2017.

At the request of the Board of Directors, the Company is currently exploring acquisitions in the internet hosting and content storage and delivery business sectors and is planning to file an application to up-list to The NASDAQ stock exchange in the next 2-3 quarters.

Results of Operations

Nine Months Ended September 30, 2017 and 2016.

During the nine months ended September 30, 2017, Libsyn recorded revenues of $7,723,250, a 20% increase over revenues of $6,419,298 for the same period in 2016.  The increase for 2017 reflects an increase in Libsyn 4 hosting revenue as well as LibsynPro and Advertising revenue. Libsyn4 hosting revenue increased due to the growth in the number of podcasts on the network when comparing the first nine months of 2017 versus 2016.  LibsynPro revenue increased as a result of additional LibsynPro networks using our platform in 2017 with increased bandwidth usage fees for delivery of podcasts contributing to the majority of the revenue gain.  Advertising revenue increased 9% in the first nine months of 2017 versus 2016. The increase resulted from an uptick in the campaign budgets from existing advertisers, show sponsorships from new and existing advertisers and the addition of new advertising campaigns. Premium subscription revenue decreased due to fewer purchases of subscriptions.

During the nine months ended September 30, 2017, cost of revenue totaled $2,309,902, a 11% increase as compared to $2,084,487 for the same period in 2016. This is a reflection of the increase in bandwidth usage, collocation fees and wages during 2017 due to the growth in the number of podcasts and increased podcast consumption on the Libsyn Platform. These costs were off-set by measures taken to reduce the unit costs paid for bandwith. Cost of revenue is made up of Advertising and App sharing, bandwidth transfer charges from Libsyn’s CDNs, server collocation fees, and wages for our Research and Development team.   Libsyn posted gross profit of $5,413,348 during the nine months ended September 30, 2017, versus gross profit of $4,334,811 for the same period in 2016, an increase of 25%.

Libsyn recorded total operating expenses of $4,043,091 during the nine months ended September 30, 2017, a 82% increase as compared to operating expenses of $2,218,296 in the same period of 2016. The increase is principally due to stock issued to officers and directors during the first quarter of 2017.  General and administrative and consulting expenses totaled $3,807,508 in 2017 versus $1,996,515 in 2016, an increase of 91%.  Selling expenses in 2017 were $235,583 versus $221,781 in 2016.

Libsyn’s net income was $1,370,257 for the nine months ended September 30, 2017.  This represents a $746,258 decrease from our net income of $2,116,515 for the nine months ended September 30, 2016.

Three Months Ended September 30, 2017 and 2016.

During the three months ended September 30, 2017, Libsyn recorded revenues of $2,730,237, a 23% increase over revenues of $2,228,482 for the same period in 2016.  The increase for 2017 reflects an increase in Libsyn 4 hosting revenue as well as LibsynPro, Advertising and Premium Subscription revenue. Libsyn4 hosting revenue increased due to the growth in the number of podcasts on the network when comparing the third quarter of 2017 versus 2016.  LibsynPro revenue increased as a result of additional LibsynPro networks using our platform in 2017 with increased bandwidth usage fees for delivery of podcasts contributing to the majority of the revenue gain.  Advertising revenue increased 15% in the third quarter of 2017 versus 2016. The increase resulted from an uptick in the campaign spending from existing advertisers, show sponsorships from new and existing advertisers and the addition of new advertising campaigns. Premium subscription revenue decreased during the third quarter as fewer participants purchased premium subscriptions.

During the three months ended September 30, 2017, cost of revenue totaled $797,746, a 18% increase as compared to $677,729 for the same period in 2016. This is a reflection of the increase in bandwidth usage during 2017 due to the growth in the number of podcasts and increased podcast consumption on the Libsyn Platform. Cost of revenue is made up of Advertising and App sharing, bandwidth transfer charges from Libsyn’s CDNs, server collocation fees, and wages for the Research and Development team.   Libsyn posted gross profit of $1,932,491 during the three months ended September 30, 2017, versus gross profit of $1,550,753 for the same period in 2016, an increase of 25%.

Libsyn recorded total operating expenses of $771,010 during the three months ended September 30, 2017, essentially flat as compared to operating expenses of $767,377 in the same period of 2016.  General and administrative and consulting expenses totaled $695,361 in 2017 versus $681,801 in 2016, an increase of 2%.  The increase is driven by an increase in office supplies and wages paid during the third quarter of 2017.  Selling expenses in 2017 were $75,649 versus $85,576 in 2016.

Libsyn’s net income was $1,161,481 for the three months ended September 30, 2017.  This represents a $378,105 increase from our net income of $783,376 for the three months ended September 30, 2016.

Liquidity and Capital Resources.

Cash on hand was $7,369,569 at September 30, 2017, an increase of $2,494,111 over the $4,875,458 on hand at December 31, 2016.  Cash provided by operations for the nine months ended September 30, 2017, was $2,571,175, an increase of $592,081 over the $1,979,094 cash provided by operations for the nine months ended September 30, 2016.  This increase was from our operating results driven by an increase in revenue offset by the cost of revenue and increased wages paid during the first nine months of 2017.

Cash used in investing activities in 2017 was $69,064 for the purchase of equipment and renovations to office space versus $18,436 in 2016 for the purchase of equipment.

Cash used in financing activities was $8,000 for the re-purchase of 40,000 shares of common stock during the nine months ended September 30, 2017. For the same period in 2016, cash used in financing was $620,766 for the transfer of funds to the parent company at the time.

Off-balance sheet arrangements

The Company leases office space in Pittsburgh, Pennsylvania for $4,737 a month through April 2022.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of September 30, 2017 are as follows:

Year ending September 30:	Lease Payments
2018	$56,844
2019	56,844
2020	56,844
2021	56,844
Thereafter	33,159
Total Minimum Lease Payment	$260,535

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

As of September 30, 2017, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

(b)  Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.   Defaults Upon Senior Securities.

None; not applicable.

Item 4.   Mine Safety Disclosures.

None; not applicable.

Item 5.   Other Information.

None; not applicable.

(a)  During the quarterly period ended September 30, 2017, there were no changes to the procedures by which shareholders’ may recommend nominees to the Company’s board of directors.

Item 6.   Exhibits .

(ii)

Exhibit No.

Description

31.1

302 Certification of Christopher J. Spencer

31.2

302 Certification of John Busshaus

32

 906 Certification.

101.1

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	11/9/17	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	11/9/17	/s/ John Busshaus
John Busshaus
Chief Financial Officer