Form 10-K
period 2017-12-31
Liberated Syndication Inc.
filed 2018-03-26
CIK 1667489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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
Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of ‘‘large accelerated filer”, “accelerated filer,’’ “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $20,428,703, based on the closing bid price of the registrant’s common stock on June 30, 2017.

As of March 22, 2018, there were 29,595,473 shares of common stock, par value $0.001, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART I

Item 1. Business.

OVERVIEW

Founded in 2015, Liberated Syndication Inc (“the “Company,”, “parent”, “we,” or “us” and words of similar import), a Nevada corporation, provides podcast hosting services through its wholly-owned subsidiary Webmayhem Inc., a Pennsylvania corporation (“Libsyn”), and webhosting services through its wholly-owned subsidiary Pair Networks, Inc., a Pennsylvania corporation (“Pair” or “PNI”). The Company’s consolidated financial statements include the financial statements of Libsyn and Pair. Libsyn’s focus is on our podcasting business, while Pair’s focus is on webhosting and domains.

Our corporate offices consist of approximately 3,100 square feet of office space located at 5001 Baum Blvd, Suite 770, Pittsburgh, PA 15213. Our telephone number is (412) 621-0902. We also maintain an office at 2403 Sidney St., Suite 210, Pittsburgh, PA consisting of approximately 34,700 square feet.

BUSINESS

Libsyn

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

Pair Networks, Inc. (“Pair”)

Pair Networks, founded in 1996, is one of the oldest and most experienced Internet hosting company providing a full range of fast, powerful and reliable Web hosting services. Pair offers a suite of Internet services from shared hosting to virtual private servers to customized solutions with world-class 24x7 on-site customer support. Based in Pittsburgh, Pair serves businesses, bloggers, artists, musicians, educational institutions and non-profit organizations around the world.

Pair offers a variety of hosting plan levels, value add Internet services and domain registration. Through the Pair Account Control Center (ACC), customers can manage their hosting accounts and domains from one place.

Customers can choose from a variety of web hosting plan levels based on their requirements and applications. Pair Hosting offers shared servers, virtual private servers, dedicated servers and Pair cloud technology as managed services. With over twenty years of experience in Internet hosting, Pair has the expertise to build and manage reliable and powerful hosting solutions. The managed service and 24x7 support allow customers to focus on their core business without having to worry about hardware, operating systems, network connectivity or uptime.

Share web hosting is a great option for startup or smaller businesses as the website sits on the same server with other websites and shares resources such as memory and Central Processing Unit (CPU). Basic website applications such as email and file sharing are ideal for shared server offerings.

Virtual private servers

Virtual private servers (VPS) is a step up from a shared hosting solution in that specific serve resources are allocated directly for your use, assuring performance levels. This is a more secure and reliable option that separates your site from others and is ideal for storage or database applications for businesses, developers, and fast-growing sites.

Dedicated servers

Dedicated servers provide yet another level of security and performance for those who need more processing power or storage. Servers are custom built to customer specification and tuned for performance, reliability and efficiency to meet the demand of more robust applications. Through Pair QuickServe (QS), a powerful hosting solution with tremendous capacity and speed are ready for your use in no time and fully managed to keep them up to date.

Pair hosting also offers self-managed service through pairCloud and server collocation, both of which deliver the advantages of the powerful infrastructure that was built behind the fully managed offerings. pairCloud provides administrative access to a powerful virtual server, allowing customization to a customer’s precise needs. Additionally, for those customers who want to purchase their own hardware, collocation service in Pair’s data center allows for unmanaged service with the security and reliability of the diverse network, physically secure facilities, backup power and redundant climate control.

Pair Hosting customers sign-up online at www.Pair.com, using their credit card to subscribe to a monthly or annual plan. Pair offers a basic, getting started plan with a custom domain for $5.95 per month with a basic drag and drop website builder and more advanced plans that include additional storage, processing power and add-ons like eCommerce and WordPress. Plans are designed to provide full-featured web hosting tools for all levels including backups, Account Control and security and operating system maintenance and upgrades.

Pair Domains offers custom domains for Top Level Domains (TLDs) including dot-com, dot-org, and dot-net that vary in price from $7.00 to $70 per year based on the TLD. Customers can search for available domains and sign-up online at www.Pairdomains.com using their credit card for a one or two years customer domain or domain transfer. All domain names registered by Pair include enhanced services such as custom and dynamic Domain Name System (DNS) which controls your domain name’s website and email, WHOIS privacy, email forwarding, and a drag and drop website builder.

Research and Development

Research and development costs are expensed as incurred and are record in cost of revenue. Research and development costs include software, supplies, equipment and wages of the Research and Development team

Employees

The parent does not conduct any operations of its own. Our operations are conducted through our wholly-owned subsidiaries, Libsyn and Pair. We currently have a total of 80 employees, of which 78 are full-time employees. There are no employees that are represented by employee union(s).  The Company believes its relations with all its employees are good.

Item 1A. Risk Factors.

Risks Relating to Our Business

Our present and intended business operations are highly speculative and involve substantial risks. Only investors who can bear the risk of losing their entire investment should consider buying our shares. Among the risk factors that you should consider are the following:

The Company may pursue acquisitions, investments or other strategic relationships or alliances, which may consume significant resources, may be unsuccessful and could dilute holders of its common stock.

Acquisitions, investments and other strategic relationships and alliances, if pursued, may involve significant cash expenditures, debt incurrence, operating losses, and expenses that could have a material adverse effect on the Company’s financial condition and operating results. Acquisitions involve numerous other risks, including:

●
Diversion of management time and attention from daily operations;
●
Difficulties integrating acquired businesses, technologies, and personnel into the Company;
●
Inability to obtain required regulatory approvals and/or required financing on favorable terms;
●
Entry into new markets in which the Company has little previous experience;
●
Potential loss of key employees, key contractual relationships, or key customers of acquired companies or of the Company; and
●
Assumption of the liabilities and exposure to unforeseen liabilities of acquired companies.

If these types of transactions are pursued, it may be difficult for the Company to complete these transactions quickly and to integrate these acquired operations efficiently into its current business operations. Any acquisitions, investments or other strategic relationships and alliances by the Company may ultimately harm our business and financial condition. In addition, future acquisitions may not be as successful as originally anticipated and may result in impairment charges.

The Company’s products and services compete in segments of the internet service industry that are highly competitive.

The principal competitive factors that affect the Company include: technical innovation, marketing products and services, podcast monetization, managing costs to maintain competitive pricing, delivering superior customer service, and aggressively managing costs.  We cannot assure you that it will be able to successfully compete against current and future competitors and grow and maintain its market share.

We may be required to record a significant charge to earnings as we are required to re-assess our goodwill and other intangible assets.

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

We face a higher risk of failure because of the competitiveness of companies in the internet, technology, domain, hosting and media industries.

We face the difficulties frequently encountered by internet, technology, and media companies in new and evolving markets. These potential difficulties include the following:

●
substantial delays and expenses related to testing and developing of our new products;
●
successfully establishing podcasting as a large-scale advertising medium;
●
marketing and distribution problems with new and existing products and technologies;
●
we rely on the internet, third-party providers, marketplaces and social media platforms who control distribution of information;
●
competition from larger and more established companies;
●
delays in reaching our marketing goals;
●
difficulty in recruiting qualified employees for management and other positions;
●
our lack of sufficient customers, revenue, and cash flow; and
●
our limited financial resources.

We may continue to face these and other difficulties in the future. Some of these problems may be beyond our control. If we are unable to successfully address them, our business will suffer.

We face significant competition for our products in the domain name registration and web-hosting markets and other markets in which we compete, which we expect will continue to intensify, and we may not be able to maintain or improve our competitive position or market share.

We provide Internet hosting solutions enabling individuals, businesses and organizations to establish an online presence, connect with consumers and manage their ventures. The market for these solutions is highly fragmented and competitive. These solutions are also rapidly evolving, creating opportunity for new competitors to enter the market with or address specific segments of the market. Our competitors include providers of domain registration services, web-hosting solutions, website creation and management solutions, e-commerce enablement providers, cloud computing service and online security providers, and providers of productivity tools such as business-class email.

We expect competition to increase in the future from competitors in the domain and hosting markets. Some of our current and potential competitors have greater resources, more brand recognition and consumer awareness, more diversified product offerings, greater international scope and larger customer bases than we do, and we may therefore not be able to effectively compete with them. If these competitors and potential competitors decide to devote greater resources to the development, promotion and sale of products in the markets in which we compete, or if the products offered by these companies are more attractive to or better meet the evolving needs of our customers, our market share, growth prospects and operating results may be adversely affected.

In addition, in an attempt to gain market share, competitors may offer aggressive price discounts or alternative pricing models on the products they offer, such as so-called "freemium" pricing in which a basic offering is provided for free with advanced features provided for a fee, or increase commissions paid to their referral sources. As a result, increased competition could result in lower sales, price reductions, reduced margins and the loss of market share.

Furthermore, conditions in our market could change rapidly and significantly as a result of technological advancements, partnering by our competitors or continuing market consolidation. Innovative new start-up companies and large competitors making significant investments in technology and development may invent similar or superior products and technologies competing with our products and technology. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their ability to compete. The continued entry of competitors into the domain name registration and web-hosting markets, and the rapid growth of some competitors that have already entered each market, may make it difficult for us to maintain our market position. Our ability to compete will depend upon our ability to provide a better product than our competitors at a competitive price. To remain competitive, we may be required to make substantial additional investments in research, development, marketing and sales in order to respond to competition, and there can be no assurance that these investments will achieve any returns for us or that we will be able to compete successfully in the future.

If the rate of growth of small and medium businesses is significantly lower than our estimates or if demand for our products does not meet expectations, our ability to generate revenue and meet our financial targets could be adversely affected.

Although we expect continued demand from small and medium businesses for our products, it is possible the rate of growth may not meet our expectations, or the market may not grow, either of which would adversely affect our business. Our expectations for future revenue growth are based in part on assumptions reflecting our industry knowledge and experience serving small and medium businesses, as well as our assumptions regarding demographic shifts, growth in the availability and capacity of Internet infrastructure and the general economic climate. If any of these assumptions proves to be inaccurate, our revenue growth could be significantly lower than expected.

Our ability to compete successfully depends on our ability to offer an integrated and comprehensive suite of products enabling our diverse base of customers to start, grow and run their businesses. The success of our domains, hosting, and business applications offerings is predicated on the assumption that an online presence is, and will continue to be, an important factor in our customers' abilities to establish, expand and manage their businesses quickly, easily and affordably. If we are incorrect in this assumption, for example due to the introduction of a new technology or industry standard superseding the importance of an online presence or renders our existing or future products obsolete, then our ability to retain existing customers and attract new customers could be adversely affected, which could harm our ability to generate revenue and meet our financial targets.

We may not be able to maintain and enhance our brands.

Management believes that the Libsyn and Pair brands have significantly contributed to the growth of the business. They are critical to expanding our product and service offerings. These brands are a key component in marketing products and services and attracting new customers. Maintaining and enhancing our brands depends largely on our ability to provide useful and reliable products and services, which we may not do successfully. Additionally, if we fail to provide superior customer service our brands may be adversely impacted. If events occur that damage our reputation and brands, we may not be able to compete.

If we do not respond effectively to technological change, our products and services could become obsolete.

The development of our products and services and other technology entails significant technical and business risks. To remain competitive, we must continue to improve our products' responsiveness, functionality, and features.

High technology industries are characterized by:

●
rapid technological change;
●
changes in user and customer requirements and preferences;
●
frequent new product and services introductions embodying new technologies; and
●
the emergence of new industry standards and practices.

The evolving nature of the Internet could render our existing technology and systems obsolete. Our success will depend, in part, on our ability to:

●
license or acquire leading technologies useful in our business;
●
develop new services and technologies that address our users' increasingly sophisticated and varied needs; and,
●
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

Podcasts and Podcast Apps are available in the most popular online platforms and directories. Podcasts are included in third party directories such as iTunes and Google Play Music. Podcast Apps are available in App Stores such as Apple, Google, and Amazon. Additionally, customers use Libsyn to distribute podcasts on social media platforms (Facebook, Twitter, YouTube) and other third-party content aggregators such as Spotify and iHeartRadio. We rely on these third parties and must adhere to their rules for inclusion, which in some cases requires their approval for submission. Changes to these policies and requirements may prevent us from distributing podcasts on these platforms in the future.

Distribution, which cannot be guaranteed, depends on third-party review personnel, their management and the specific platform and company policies which are subject to change at any time. Changes in policy and rejection of Podcasts or Podcast Apps by any one or all the online platforms could have an adverse impact on future business plans of Libsyn, including revenue.

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

A network attack, a security breach or other data security incident could delay or interrupt service to our customers, harm our reputation or subject us to significant liability. Our operations depend on our ability to protect our network and systems against interruption or damage from unauthorized entry, computer viruses, denial of service attacks and other security threats beyond our control. We may be subject to distributed denial of service (DDOS) attacks by hackers aimed at disrupting service to our customers and attempts to place illegal or abusive content on our or our customers' websites. Our response to such DDOS attacks may be insufficient to protect our network and systems. In addition, there has been an increase in the number of malicious software attacks in the technology industry, including malware and ransomware. In addition, from time to time, activities of our customers or other parties may cause us to suspend or terminate customer accounts. We have suspended and terminated, and will in the future suspend or terminate, a customer's use of our products when their activities breach our terms of service, interfere with or harm other customers' information or use of our service or otherwise violate applicable law. We may also suspend or terminate a customer's account if it is repeatedly targeted by DDOS or other attacks disrupting other customers or otherwise impacts our infrastructure. We cannot guarantee our backup systems, regular data backups, security protocols, network protection mechanisms and other procedures currently in place, or that may be in place in the future, will be adequate to prevent or remedy network and service interruption, system failure, damage to one or more of our systems, data loss, security breaches or other data security incidents. Also, some of our products may be cloud-based, and the amount of data we store for our customers on our servers has been increasing as our business has grown. Despite the implementation of security measures, our infrastructure may be vulnerable to computer viruses, worms, other malicious software programs, illegal or abusive content or similar disruptive problems caused by our customers, employees, consultants or other Internet users who attempt to invade or disrupt public and private data networks or to improperly access, use or obtain data. Any actual or perceived breach of our security, or any other data security incident, could damage our reputation and brand, expose us to a risk of loss or litigation and possible liability, subject us to regulatory or other government inquiries or investigations, require us to expend significant capital and other resources to alleviate problems caused by the breach, and deter customers from using our products, any of which would harm our business, financial condition and operating results.

If the security of the confidential information or personally identifiable information we maintain, including that of our customers and the visitors to our customers' websites stored in our systems, is breached or otherwise subjected to unauthorized access, our reputation may be harmed, and we may be exposed to liability.

Our business involves the storage and transmission of confidential information, including personally identifiable information. In addition, as nearly all of our products are cloud-based, the amount of data we store for our customers on our servers (including personally identifiable information and other potentially sensitive information) has been increasing. We take measures intended to protect the security, integrity and confidentiality of the personal information and other sensitive information, including payment card information, we collect, store or transmit, but cannot guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this information despite our efforts. If third parties succeed in penetrating our security measures or those of our vendors and partners, or in otherwise accessing or obtaining without authorization the payment card information or other sensitive or confidential information we or our vendors and partners maintain, we could be subject to liability, loss of business, litigation, government investigations or other losses. Hackers or individuals who attempt to breach our security measures or those of our vendors and partners could, if successful, cause the unauthorized disclosure, misuse, or loss of personally identifiable information or other confidential information, including payment card information, suspend our web-hosting operations or cause malfunctions or interruptions in our networks.

If we or our partners experience any breaches of our security measures or sabotage, or otherwise suffer unauthorized use or disclosure of, or access to, personally identifiable information or other confidential information, including payment card information, we might be required to expend significant capital and resources to protect against or address these problems. We may not be able to remedy any problems caused by hackers or other similar actors in a timely manner, or at all. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until after they are launched against a target, we and our vendors and partners may be unable to anticipate these techniques or to implement adequate preventative measures. Advances in computer capabilities, discoveries of new weaknesses and other developments with software generally used by the Internet community also increase the risk we, or our customers using our servers, will suffer a security breach. Our partners and we may also suffer security breaches or unauthorized access to personally identifiable information and other confidential information, including payment card information, due to employee error, rogue employee activity, unauthorized access by third parties acting with malicious intent or who commit an inadvertent mistake or social engineering. If a breach of our security or other data security incident occurs or is perceived to have occurred, the perception of the effectiveness of our security measures and our reputation could be harmed and we could lose current and potential customers.

Security breaches or other unauthorized access to personally identifiable information and other confidential information, including payment card information, could result in claims against us for unauthorized purchases with payment card information, identity theft or other similar fraud claims as well as for other misuses of personally identifiable information, including for unauthorized marketing purposes, which could result in a material adverse effect on our business or financial condition. Moreover, these claims could cause us to incur penalties from payment card associations (including those resulting from our failure to adhere to industry data security standards), termination by payment card associations of our ability to accept credit or debit card payments, litigation and adverse publicity, and regulatory or other government inquiries or investigations, any of which could have a material adverse effect on our business and financial condition. We expect to continue to expend significant resources to protect against security breaches and other data security incidents. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of cloud-based products we offer and operate in more countries.

Privacy concerns relating to our technology could damage our reputation and deter existing and new customers from using our products.

Concerns about our practices with regard to the collection, use, disclosure or security of personally identifiable information, including payment card information, or other privacy related matters, even if unfounded, could damage our reputation and adversely affect our operating results. In addition, as nearly all of our products are cloud-based, the amount of data we store for our customers on our servers (including personally identifiable information) has been increasing. Any systems failure or compromise of our security resulting in the release of our users' or customers' data could seriously limit the adoption of our product offerings, as well as harm our reputation and brand and, therefore, our business. We expect to continue to expend significant resources to protect against security breaches. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of cloud-based products we offer.

We are subject to privacy and data protection laws and regulations as well as contractual privacy and data protection obligations. Our failure to comply with these or any future laws, regulations or obligations could subject us to sanctions and damages and could harm our reputation and business.

We are subject to a variety of laws and regulations, including regulation by various federal government agencies, including the Federal Trade Commission (FTC), Federal Communications Commission, and state and local agencies. We collect personally identifiable information, including payment card information, and other data from our current and prospective customers, website users and employees. The U.S. federal and various state and foreign governments have adopted or proposed limitations on, or requirements regarding, the collection, distribution, use, security and storage of personally identifiable information of individuals, including payment card information, and the FTC and many state attorneys general are applying federal and state consumer protection laws to impose standards on the online collection, use and dissemination of data. Self-regulatory obligations, other industry standards, policies, and other legal obligations may apply to our collection, distribution, use, security or storage of personally identifiable information or other data relating to individuals, including payment card information. These obligations may be interpreted and applied in an inconsistent manner from one jurisdiction to another and may conflict with one another, other regulatory requirements or our internal practices. Any failure or perceived failure by us to comply with U.S., E.U. or other foreign privacy or security laws, policies, industry standards or legal obligations or any security incident resulting in the unauthorized access to, or acquisition, release or transfer of, personally identifiable information or other data relating to our customers, employees and others, including payment card information, may result in governmental enforcement actions, litigation, fines and penalties or adverse publicity and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business.

We expect there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the U.S., the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Future laws, regulations, standards and other obligations could impair our ability to collect or use information we utilize to provide targeted advertising to our customers, thereby impairing our ability to maintain and grow our total customers and increase revenue. Future restrictions on the collection, use, sharing or disclosure of our users' data or additional requirements for express or implied consent of users for the use and disclosure of such information could require us to modify our products, possibly in a material manner, and could limit our ability to develop new products and features.

In particular, with regard to transfers of personal data, as such term is used in the 1995 EU Data Protection Directive and applicable European Union member state legislation, from our employees and European customers and users to the U.S., we historically have relied upon adherence to the U.S. Department of Commerce's Safe Harbor Privacy Principles and compliance with the U.S.-EU Safe Harbor Framework agreed to by the U.S. Department of Commerce and the European Union. The U.S.-EU Safe Harbor Framework, which established means for legitimizing the transfer of personal data by U.S. companies from the European Economic Area (the EEA) to the U.S., was invalidated in October 2015 by a decision of the European Court of Justice (the ECJ). In light of the ECJ's decision, we have engaged in a review of our business practices and recently self-certified under the U.S.-EU Privacy Shield, a replacement framework for the U.S.-EU Safe Harbor Framework that was adopted in July 2016. The U.S.-EU Privacy Shield may be subject to legal challenge and may be modified or invalidated, and we may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the EEA. We may experience reluctance or refusal by current or prospective European customers to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of EEA residents. The regulatory environment applicable to the handling of EEA residents' personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs, and could result in our business, operating results and financial condition being harmed. Additionally, we and our customers may face a risk of enforcement actions by data protection authorities in the EEA relating to personal data transfers to us and by us from the EEA. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition.

In addition, several foreign countries and governmental bodies including the European Union and Canada, have laws and regulations concerning the collection and use of personally identifiable information obtained from their residents, including payment card information, which are often more restrictive than those in the U.S. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of personally identifiable information, including payment card information identifying, or which may be used to identify, an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol (IP) addresses. Although we are working to comply with those laws and regulations applicable to us, these and other obligations may be modified, and they may be interpreted in different ways by courts, and new laws and regulations may be enacted in the future. Within the European Union, legislators have approved the General Data Protection Regulation (GDPR), a new regulation that will become effective in May 2018 and, at that time, will supersede the 1995 European Union Data Protection Directive. The GDPR includes more stringent operational requirements for processors and controllers of personal data, including payment card information, imposes significant penalties for non-compliance and has broader extra-territorial effect. As the GDPR is a regulation rather than a directive, it requires strict adoption by all EU member states, but permits those member states to enact supplemental requirements if they so choose.

Any new laws, regulations, other legal obligations or industry standards, or any changed interpretation of existing laws, regulations or other standards may require us to incur additional costs and restrict our business operations. If our privacy or data security measures fail to comply with current or future laws, regulations, policies, legal obligations or industry standards, we may be subject to litigation, regulatory investigations, fines or other liabilities, as well as negative publicity and a potential loss of business. Moreover, if future laws, regulations, other legal obligations or industry standards, or any changed interpretations of the foregoing limit our customers' ability to use and share personally identifiable information, including payment card information, or our ability to store, process and share such personally identifiable information or other data, demand for our products could decrease, our costs could increase, and our business, operating results and financial condition could be harmed.

If we are unable to attract and retain customers and increase sales to new and existing customers, our business and operating results would be harmed.

Our success depends on our ability to attract and retain customers and increase sales to new and existing customers. We derive a substantial portion of our revenue from recurring hosting subscriptions, domains and add-on services. The rate at which new and existing customers purchase and renew subscriptions to our products depends on a number of factors, including those outside of our control. Although our total customers and revenue have grown rapidly in the past, we cannot be assured that we will achieve similar growth rates in future periods. In future periods, our total customers and revenue could decline or grow more slowly than we expect. Our sales could fluctuate or decline as a result of lower demand for podcast or web hosting services, domain names, and related products, declines in our customers' level of satisfaction with our products and our customer support, the timeliness and success of product enhancements and introductions by us and those of our competitors, the pricing offered by us and our competitors, the frequency and severity of any system outages, breaches and technological change. Our revenue has grown historically due in large part to customer growth and strong recurring hosting subscriptions. Our future success depends in part on maintaining a strong recurring subscription model. Any failure by us to continue to attract new customers or maintain a strong recurring hosting subscription model could have a material adverse effect on our business, growth prospects and operating results. If we are unable to increase sales of additional products to new and existing customers, our growth prospects may be harmed.

If we do not successfully develop and market products that anticipate or respond promptly to the needs of our customers, our business and operating results may suffer.

The markets in which we compete are characterized by constant change and innovation, and we expect them to continue to evolve rapidly. Our historical success has been based on our ability to identify and anticipate customer needs and design products providing individuals, small and medium businesses, and enterprises with the tools they need to create, manage and augment their digital identity. To the extent we are not able to continue to identify challenges faced by our customers and provide products responding in a timely and effective manner to their evolving needs, our business, operating results and financial condition will be adversely affected.

The process of developing new technology is complex and uncertain. If we fail to accurately predict customers' changing needs or emerging technological trends, or if we fail to achieve the benefits expected from our investments in technology, our business could be harmed. We must continue to commit significant resources to develop our technology in order to maintain our competitive position, and these commitments will be made without knowing whether such investments will result in products our customers will accept. Our new products or product enhancements could fail to attain meaningful customer acceptance for many reasons, including:

●
delays in releasing new products or product enhancements;
●
our failure to accurately predict market demand or customer preferences;
●
defects, errors or failures in product design or performance;
●
negative publicity about product performance or effectiveness;
●
introduction of competing products (or the anticipation thereof) by other market participants;
●
poor business conditions for our customers or poor general macroeconomic conditions;
●
the perceived value of our products or product enhancements relative to their cost; and
●
changing regulatory requirements adversely affecting the products we offer.

There is no assurance we will successfully identify new opportunities, develop and bring new products to market on a timely basis, or products and technologies developed by others will not render our products or technologies obsolete or noncompetitive, any of which could adversely affect our business and operating results. If our new products or enhancements do not achieve adequate acceptance by our customers, or if our new products do not result in increased sales or subscriptions, our competitive position will be impaired, our anticipated revenue growth may not be achieved and the negative impact on our operating results may be particularly acute because of the upfront technology and development, marketing and advertising and other expenses we may incur in connection with the new product or enhancement.

We are exposed to the risk of system failures and capacity constraints.

We may in the future experience, system failures and outages disrupting the operation of our hosting services and web-based products. Our revenue depends in large part on the access and delivery of traffic for podcasts and websites. Accordingly, the performance, reliability and availability of our servers for our corporate operations and infrastructure, as well as in the delivery of products to customers, are critical to our reputation and our ability to attract and retain customers.

We are continually working to expand and enhance our hosting features, technology and network infrastructure and other technologies to accommodate substantial increases in the volume of traffic on our network and our overall total customers. We may be unsuccessful in these efforts, or we may be unable to project accurately the rate or timing of these increases. In the future, we may be required to allocate resources, including spending substantial amounts, to build, purchase or lease data centers and equipment and upgrade our technology and network infrastructure in order to handle increased network or customer traffic. We cannot predict whether we will be able to add network capacity from third-party suppliers or otherwise as we require it. In addition, our network or our suppliers' networks might be unable to achieve or maintain data transmission capacity high enough to process orders or download data effectively in a timely manner. Our failure, or our suppliers' failure, to achieve or maintain high data transmission capacity could significantly reduce consumer demand for our products. Such reduced demand and resulting loss of traffic, cost increases, or failure to accommodate new technologies could harm our business, revenue and financial condition.

Our systems, including those of our data centers and operations, are also vulnerable to damage from fire, power loss, telecommunications failures, computer viruses, physical and electronic break-ins and similar events. The property and business interruption insurance coverage we carry may not be adequate to compensate us fully for losses that may occur.

Evolving technologies and resulting changes in customer behavior or customer practices may impact the value of and demand for our products.

Historically, Internet users would typically navigate to a website by directly typing its domain name into a web browser or navigation bar. The domain name serves as a branded, unique identifier not unlike a phone number or email address. People now use multiple methods in addition to direct navigation to access websites. People increasingly use search engines to find and access websites as an alternative to typing a website address directly into a web browser navigation bar. People are also using social networking and microblogging sites more frequently to find and access websites. Further, as people continue to access the Internet more frequently through applications on mobile devices, domain names may become less prominent and their value may decline. These evolving technologies and changes in customer behavior may have an adverse effect on our business and prospects.

The domain name registration market continues to develop and adapt to changing technology. This development may include changes in the administration or operation of the Internet, including the creation and institution of alternate systems for directing Internet traffic without using the existing domain name registration system. The widespread acceptance of any alternative system, such as mobile applications or closed networks, could eliminate the need to register a domain name to establish an online presence and could materially and adversely affect our business.

The shift in consumer behavior to mobile devices, applications and social media platforms may impact how consumers find information and make purchases. The popularity of social media platforms has changed traditional communication and online presence due to the number of landing pages and ecommerce sites being hosted on Facebook and Etsy potentially impacting the number of websites in the future.

Audio and Video sharing platforms, mobile applications and new technology may decrease the demand for podcasts. Mobile consumption through YouTube and Facebook Live for video and audio and future technologies may impact podcast consumption.

We rely on our marketing efforts and channels to promote our brand and acquire new customers. These efforts may require significant expense and may not be successful or cost-effective.

We use a variety of marketing channels to promote our brands, including online keyword search, advertising and email and social media marketing. If we lose access to one or more of these channels, such as online keyword search, because the costs of advertising become prohibitively expensive or for other reasons, we may become unable to promote our brand effectively, which could limit our ability to grow our business. Further, if our marketing activities fail to generate traffic to our website, attract customers and lead to new and recurring subscriptions at the levels we anticipate, our business and operating results would be adversely affected. There can be no assurance our marketing efforts will succeed or be cost-efficient, and if our customer acquisition costs increase, our business, operating results and financial performance could be adversely affected.

In addition, search engines or social networking sites may change their advertising policies from time to time. If any change to these policies delays or prevents us from advertising through these channels, it could result in reduced traffic to our website and sales of our subscriptions.

We may need additional equity, debt or other financing in the future, which we may not be able to obtain on acceptable terms, or at all, and any additional financing may result in restrictions on our operations or substantial dilution to our stockholders.

We may need to raise funds in the future, for example, to develop new technologies, expand our business, respond to competitive pressures and make acquisitions. We may try to raise additional funds through public or private financings, strategic relationships or other arrangements. Although our credit agreement limits our ability to incur additional indebtedness, these restrictions may be amended with the consent of our lenders. Accordingly, under certain circumstances, we may incur substantial additional debt.

Our ability to obtain debt or equity funding will depend on a number of factors, including market conditions, interest rates, our operating performance, our credit rating and investor interest. Additional funding may not be available to us on acceptable terms or at all. If adequate funds are not available, we may be required to reduce expenditures, including curtailing our growth strategies, foregoing acquisitions or reducing our product development efforts. If we succeed in raising additional funds through the issuance of equity or equity-linked securities, then existing stockholders could experience substantial dilution. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences and privileges senior to those of the holders of our common stock. In addition, any such issuance could subject us to restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Further, to the extent we incur additional indebtedness or such other obligations, our possible inability to service our debt, would increase.

Changes in accounting principles, or interpretations thereof, may cause unexpected financial reporting fluctuations and adversely affect our operating results and financial statements going forward.

We prepare our consolidated financial statements and the related notes in accordance with generally accepted accounting principles in the U.S. (GAAP). These principles are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC and various bodies formed to create and interpret appropriate accounting principles. Accounting rules and regulations are continually changing in ways that could materially impact our financial statements, and a change in the current accounting principles could have a significant effect on our reported results or may retroactively affect previously reported transactions. Additionally, the adoption of new or revised accounting principles may require us to make significant changes to our systems, processes and controls.

See Note 1 to our consolidated financial statements for information regarding recent accounting pronouncements.

Because we are generally required to recognize revenue for our products over the term of the applicable agreement, changes in our sales may not be immediately reflected in our operating results.

As described in Note 1 to our consolidated financial statements, we generally recognize revenue from our customers ratably over the respective terms of their subscriptions in accordance with GAAP. Our subscription terms are typically one year but can range from monthly terms to multi-annual terms of up to 10 years depending on the product. Accordingly, increases in sales during a particular period do not translate into immediate, proportional increases in revenue during such period, and a substantial portion of the revenue we recognize during a quarter is derived from deferred revenue from customer subscriptions we entered into during previous quarters. As a result, our margins may suffer despite substantial sales activity during a particular period, since GAAP does not permit us to recognize all of the revenue from our sales immediately. Conversely, a decline in new or renewed subscriptions in any one quarter may not be reflected in our revenue for that quarter and the existence of substantial deferred revenue may prevent deteriorating sales activity from becoming immediately observable in our consolidated statement of operations. In addition, we may not be able to adjust spending in a timely manner to compensate for any unexpected bookings shortfall, and any significant shortfall in bookings relative to planned expenditures could negatively impact our business and results of operations.

Our failure to properly register or maintain our customers' domain names could subject us to additional expenses, claims of loss or negative publicity that could have a material adverse effect on our business.

System and process failures related to our domain name registration product may result in inaccurate and incomplete information in our domain name database. Despite testing, system and process failures may remain undetected or unknown, which could result in compromised customer data, loss of or delay in revenues, failure to achieve market acceptance, injury to our reputation or increased product costs, any of which could harm our business. Furthermore, the requirements for securing and renewing domain names vary from registry to registry and are subject to change. We cannot guarantee we will be able to readily adopt and comply with the various registry requirements. Our failure or inability to properly register or maintain our customers' domain names, even if we are not at fault, might result in significant expenses and subject us to claims of loss or to negative publicity, which could harm our business, brand and operating results.

We rely heavily on the reliability, security and performance of our internally developed systems and operations. Any difficulties in maintaining these systems may result in damage to our brand, service interruptions, decreased customer service or increased expenditures.

The reliability and continuous availability of the software, hardware and workflow processes underlying our internal systems, networks and infrastructure and the ability to deliver our products are critical to our business, and any interruptions resulting in our inability to timely deliver our products, or materially impacting the efficiency or cost with which we provide our products, would harm our brand, profitability and ability to conduct business. In addition, many of the software and other systems we currently use will need to be enhanced over time or replaced with equivalent commercial products or services, which may not be available on commercially reasonable terms or at all. Enhancing or replacing our systems, networks or infrastructure could entail considerable effort and expense. If we fail to develop and execute reliable policies, procedures and tools to operate our systems, networks or infrastructure, we could face a substantial decrease in workflow efficiency and increased costs, as well as a decline in our revenue.

Undetected or unknown defects in our products could harm our business and future operating results.

The products we offer or develop, including our proprietary technology and technology provided by third parties, could contain undetected defects or errors. The performance of our products could have unforeseen or unknown adverse effects on the networks over which they are delivered as well as, more broadly, on Internet users and consumers and third-party applications and services utilizing our solutions. These adverse effects, defects and errors, and other performance problems relating to our products could result in legal claims against us that harm our business and damage our reputation. The occurrence of any of the foregoing could result in compromised customer data, loss of or delay in revenues, an increase in our annual refund rate, loss of market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation or brand and increased costs. In addition, while our terms of service specifically disclaim certain warranties, and contain limitations on our liability, courts may still hold us liable for such claims if asserted against us.

Failure to adequately protect and enforce our intellectual property rights could substantially harm our business and operating results.

The success of our business depends in part on our ability to protect and enforce our trademarks, copyrights, trade secrets and other intellectual property rights. We attempt to protect our intellectual property under trademark, copyright and trade secret laws, and through a combination of confidentiality procedures, contractual provisions and other methods, all of which offer only limited protection.

We rely on our proprietary technology and confidential proprietary information, including trade secrets and know-how. Despite our efforts to protect the proprietary and confidential nature of such technology and information, unauthorized parties may attempt to misappropriate, reverse engineer or otherwise obtain and use them. The contractual provisions in confidentiality agreements and other agreements we generally enter into with employees, consultants, partners, vendors and customers may not prevent unauthorized use or disclosure of our proprietary technology or intellectual property rights and may not provide an adequate remedy in the event of unauthorized use or disclosure of our proprietary technology or intellectual property rights. Moreover, policing unauthorized use of our technologies, products and intellectual property is difficult, expensive and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the U.S. and where mechanisms for enforcement of intellectual property rights may be weak. To the extent we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information may increase. We may be unable to determine the extent of any unauthorized use or infringement of our products, technologies or intellectual property rights.

From time to time, legal action by us may be necessary to enforce our trademarks and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the intellectual property rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition. If we are unable to protect our intellectual property rights, we may find ourselves at a competitive disadvantage to others who need not incur the additional expense, time and effort required to create the innovative products that have enabled us to be successful to date. Any inability on our part to protect adequately our intellectual property may have a material adverse effect on our business, operating results and financial condition.

Our business depends on our customers continued and unimpeded access to the Internet and the development and maintenance of Internet infrastructure. Internet access providers may be able to block, degrade or charge for access to certain of our products, which could lead to additional expenses and the loss of customers.

Our products depend on the ability of our customers to access the Internet. Currently, this access is provided by companies having significant market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies and government-owned service providers. The Federal Communications Commission passed Open Internet rules in February 2015, effective in June 2015, generally providing for Internet neutrality with respect to fixed and mobile broadband Internet service. Net Neutrality rules were intended to keep the internet open and fair. Internet providers were explicitly prohibited from speeding up or slowing down traffic from specific websites and apps. In December 2017, the FCC replaced net neutrality which would do away with rules barring internet providers from blocking or slowing down access to online content. Additionally, the FCC would eliminate a rule barring providers’ from prioritizing their own content. These changes could adversely affect the growth, popularity or use of the Internet and could decrease the demand for our products and increase our operating costs causing harm to our business. Internationally, government regulation concerning the Internet, and in particular, network neutrality, may be developing or non-existent. Within such a regulatory environment, we could experience discriminatory or anti-competitive practices impeding both our and our customers' domestic and international growth, increasing our costs or adversely affecting our business.

Our business is exposed to risks associated with credit card and other online payment chargebacks and fraud.

A majority of our revenue is processed through credit cards and other online payments. If our refunds or chargebacks increase, our processors could require us to create reserves, increase fees or terminate their contracts with us, which would have an adverse effect on our financial condition.

Our failure to limit fraudulent transactions conducted on our websites, such as through the use of stolen credit card numbers, could also subject us to liability and adversely impact our reputation. Under credit card association rules, penalties may be imposed at the discretion of the association for inadequate fraud protection. Any such potential penalties would be imposed on our credit card processor by the association. Under our contracts with our payment processors, we are required to reimburse them for such penalties. However, we face the risk that we may fail to maintain an adequate level of fraud protection and that one or more credit card associations or other processors may, at any time, assess penalties against us or terminate our ability to accept credit card payments or other form of online payments from customers, which would have a material adverse effect on our business, financial condition and operating results.

We could also incur significant fines or lose our ability to give customers the option of using credit cards to pay for our products if we fail to follow payment card industry data security standards, even if there is no compromise of customer information. Although we believe we are in compliance with payment card industry data security standards and do not believe there has been a compromise of customer information, it is possible that at times either we may not have been in full compliance with these standards. Accordingly, we could be fined, which could impact our financial condition, or certain of our products could be suspended, which would cause us to be unable to process payments using credit cards. If we are unable to accept credit card payments, our business, financial condition and operating results may be adversely affected.

Activities of customers or the content of their websites could damage our reputation and brand or harm our business and financial results.

As a provider of domain name registration and podcast and web hosting, we may be subject to potential liability for the activities of our customers on or in connection with their domain names, podcast content, websites or for the data they store on our servers. Although our terms of service prohibit illegal use of our products by our customers and permit us to take down content or suspend accounts or take other appropriate actions for illegal use, customers may nonetheless engage in prohibited activities or upload or store content with us in violation of applicable law or the customer's own policies, which could subject us to liability. Furthermore, our reputation and brand may be negatively impacted by the actions of customers that are deemed to be hostile, offensive or inappropriate. We do not proactively monitor or review the appropriateness of the domain names our customers register or the content of their podcasts or websites, and we do not have control over customer activities. The safeguards we have in place may not be sufficient to avoid harm to our reputation and brand, especially if such hostile, offensive or inappropriate use is high profile.

Several U.S. federal statutes may apply to us with respect to various activities of our customers, including: the Digital Millennium Copyright Act of 1998 (the DMCA), which provides recourse for owners of copyrighted material who believe their rights under U.S. copyright law have been infringed on the Internet; the Communications Decency Act of 1996 (the CDA), which regulates content on the Internet unrelated to intellectual property; and the Anticybersquatting Consumer Protection Act (the ACPA), which provides recourse for trademark owners against cybersquatters. The DMCA and the CDA generally protect online service providers like us that do not own, or control podcast or website content posted by customers from liability for certain activities of customers, such as the posting of defamatory or obscene content, unless the online service provider is participating in the unlawful conduct.

For example, the safe harbor provisions of the DMCA shield Internet service providers and other intermediaries from direct or indirect liability for copyright infringement. However, under the DMCA, we must follow the procedures for handling copyright infringement claims set forth in the DMCA including expeditiously removing or disabling access to the allegedly infringing material upon the receipt of a proper notice from, or on behalf of, a copyright owner alleging infringement of copyrighted material located on websites we host. Under the CDA, we are generally not responsible for the customer-created content hosted on our servers and thus are generally immunized from liability for torts committed by others. Consequently, we do not monitor hosted websites or prescreen the content placed by our customers. Under the safe harbor provisions of the ACPA, domain name registrars are shielded from liability in many circumstances, including cybersquatting, although the safe harbor provisions may not apply if our activities are deemed outside the scope of registrar functions.

Although these statutes and case law in the U.S. have generally shielded us from liability for customer activities to date, court rulings in pending or future litigation may narrow the scope of protection afforded us under these laws. Neither the DMCA nor the CDA generally apply to claims of trademark violations, and thus they may be inapplicable to many of the claims asserted against our company. Furthermore, notwithstanding the exculpatory language of these bodies of law, the activities of our customers may result in threatened or actual litigation against us. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.

In addition, laws governing these activities are unsettled in many international jurisdictions or may prove difficult or impossible for us to comply with in some international jurisdictions. Also, other existing bodies of law, including the criminal laws of various states, may be deemed to apply or new statutes or regulations may be adopted in the future, any of which could expose us to further liability and increase our costs of doing business.

We may face liability or become involved in disputes over registration and transfer of domain names and control over websites.

As a provider of web-based and cloud-based products, including as a registrar of domain names and related products, we from time to time become aware of disputes over ownership or control of customer accounts, websites or domain names. We could face potential claims of tort law liability for our failure to renew a customer's domain. We could also face potential tort law liability for our role in the wrongful transfer of control or ownership of accounts, websites or domain names. The safeguards and procedures we have adopted may not be successful in insulating us against liability from such claims in the future. In addition, we face potential liability for other forms of account, website or domain name "hijacking," including misappropriation by third parties of our network of customer accounts, websites or domain names and attempts by third parties to operate accounts, websites or domain names or to extort the customer whose accounts, websites or domain names were misappropriated. Furthermore, we are exposed to potential liability as a result of our domain privacy product, wherein the identity and contact details for the domain name registrant are masked.

Disputes involving registration or control of domain names are often resolved through the Uniform Domain Name Dispute Resolution Policy (the UDRP), ICANN's administrative process for domain name dispute resolution, or less frequently through litigation under the ACPA, or under general theories of trademark infringement or dilution. The UDRP generally does not impose liability on registrars, and the ACPA provides that registrars may not be held liable for registration or maintenance of a domain name absent a showing of the registrar's bad faith intent to profit. However, we may face liability if we act in bad faith or fail to comply in a timely manner with procedural requirements under these rules, including forfeiture of domain names in connection with UDRP actions. In addition, domain name registration disputes and compliance with the procedures under the ACPA and URDP typically require at least limited involvement by us and, therefore, increase our cost of doing business. The volume of domain name registration disputes may increase in the future as the overall number of registered domain names increases.

We are dependent on the continued services and performance of our senior management and other key employees, the loss of any of whom could adversely affect our business, operating results and financial condition.

Our future performance depends on the continued services and contributions of our senior management and other key employees to execute on our business plan and to identify and pursue new opportunities and product innovations. The loss of services of senior management or other key employees could significantly delay or prevent the achievement of our development and strategic objectives. The loss of the services of our senior management or other key employees for any reason could adversely affect our business, financial condition and operating results.

If we are unable to hire, retain and motivate qualified personnel, our business would suffer.

Our future success and ability to innovate depends, in part, on our ability to continue to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel or delays in hiring required personnel, may seriously harm our business, financial condition and operating results. Our ability to continue to attract and retain highly skilled personnel, specifically employees with technical and engineering skills and employees with language skills and cultural knowledge of the geographic markets we have recently expanded to or that we intend to expand to in the near future, will be critical to our future success. Competition for highly skilled personnel is frequently intense, particularly in U.S. tech hubs. As a public company, the ability of our employees to sell their stock received pursuant to equity awards in the public market may lead to a larger than normal turnover rate. We intend to issue stock options or other equity awards as key components of our overall compensation and employee attraction and retention efforts. In addition, we are required under GAAP to recognize compensation expense in our operating results for employee equity-based compensation under our equity grant programs, which may negatively impact our operating results and may increase the pressure to limit equity-based compensation. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs.

The requirements of being a public company may strain our resources.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act), the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act). We expect the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems and resources. Management's attention may be diverted from other business concerns, which could adversely affect our business and operating results.

The Sarbanes-Oxley Act requires us, among other things, to maintain effective disclosure controls and procedures and internal control over financial reporting. We continue to develop and refine our disclosure controls and other procedures designed to ensure that information required to be disclosed by us in the reports we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We also continue to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we anticipate we will continue to expend, significant resources, including legal and accounting-related costs and management oversight.

Our business is subject to the risks of earthquakes, fire, power outages, floods and other catastrophic events and to interruption by man-made problems such as terrorism.

A significant natural disaster, such as an earthquake, fire or flood could have a material adverse impact on our business, operating results and financial condition. Natural disasters could lead to significant power outages and otherwise affect our data centers as well as our infrastructure vendors' abilities to provide connectivity and perform services on a timely basis. In the event our or our service providers' IT systems' abilities are hindered by any of the events discussed above, we and our customers' websites could experience downtime, and our products could become unavailable. In addition, acts of terrorism and other geopolitical unrest could cause disruptions in our business or the business of our infrastructure vendors, partners or customers or the economy as a whole. Any disruption in the business or operations of our data center hosting providers or customers could have a significant adverse effect on our operating results and financial performance. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be ineffective in the event of such a disaster.

With the spin-off, the Company may be responsible for certain obligations retained by FAB.

Although the Company does not expect to be liable for any obligations not expressly assumed by the Company from the Spin-Off, it is possible that the Company could be required to assume responsibility for certain obligations retained by FAB should FAB fail to pay or perform its retained obligations. After the Spin-Off, FAB may have obligations that at the present time are unknown or unforeseen. As the nature of such obligations are unknown, we are unable to provide an estimate of the potential obligation. However, should FAB incur such obligations, the Company may be financially obligated to pay any losses incurred.

Risks Related to Our Industry

Governmental and regulatory policies or claims concerning the domain name registration system and the Internet in general, and industry reactions to those policies or claims, may cause instability in the industry and disrupt our business.

ICANN is a multi-stakeholder, private sector, not-for-profit corporation formed in 1998 for the express purposes of overseeing a number of Internet related tasks, including managing the DNS allocation of IP addresses, accreditation of domain name registrars and registries and the definition and coordination of policy development for all of these functions. We are accredited by ICANN as a domain name registrar and thus our ability to offer domain name registration products is subject to our ongoing relationship with, and accreditation by, ICANN.

ICANN has been subject to strict scrutiny by the public and governments around the world, as well as multi-governmental organizations such as the United Nations, with many of those bodies becoming increasingly interested in Internet governance. There is also uncertainty concerning the nature and significance of the recent transition from U.S. oversight of ICANN to oversight of ICANN by its members.

Additionally, we continue to face the possibility that:

●
the structure and accountability mechanisms contained in ICANN's new bylaws are untested, which may result in ICANN not being accountable to its stakeholders and unable to make, implement or enforce its policies;
●
the U.S. or another government or intergovernmental organization may reassess ICANN's role in overseeing the domain name registration market;
●
the Internet community, the U.S. government or other governments may (i) refuse to recognize ICANN's authority or support its policies, (ii) attempt to exert pressure on ICANN, or (iii) enact laws in conflict with ICANN's policies, each of which could create instability in the domain name registration system;
●
governments, via ICANN's Governmental Advisory Committee (GAC), may seek greater influence over ICANN policies and contracts with registrars and may advocate changes that may adversely affect our business;
●
some of ICANN's policies and practices, such as ICANN's position on privacy and proxy domain name registrations, and the policies and practices adopted by registries and registrars, could be found to conflict with the laws of one or more jurisdictions, or could be materially changed in a way that negatively impacts the sale of our products;
●
the terms of the Registrar Accreditation Agreement (the RAA) under which we are accredited as a registrar, could change in ways that are disadvantageous to us or under certain circumstances could be terminated by ICANN, thereby preventing us from operating our registrar service, or ICANN could adopt unilateral changes to the RAA that are unfavorable to us, that are inconsistent with our current or future plans, or that affect our competitive position;
●
International regulatory or governing bodies, such as the International Telecommunications Union, a specialized agency of the United Nations, or the European Union, may gain increased influence over the management and regulation of the domain name registration system, leading to increased regulation in areas such as taxation, privacy and the monitoring of our customers' hosted content;
●
ICANN or any third-party registries may implement policy changes impacting our ability to run our current business practices throughout the various stages of the lifecycle of a domain name;

●
the U.S. Congress or other legislative bodies in the U.S. could take action unfavorable to us or influencing customers to move their business from our products to those located outside the U.S.;
●
ICANN could fail to maintain its role, potentially resulting in instability in DNS services administration;
●
some governments and governmental authorities outside the U.S. have in the past disagreed, and may in the future disagree, with the actions, policies or programs of ICANN and registries relating to the DNS, which could fragment the single, unitary Internet into a loosely-connected group of one or more networks, each with different rules, policies and operating protocols; and
●
multi-party review panels established by ICANN's new bylaws may take positions unfavorable to our business.

If any of these events occur, they could create instability in the domain name registration system and may make it difficult for us to continue to offer existing products and introduce new products or serve customers in certain markets. These events could also disrupt or suspend portions of our domain name registration product and subject us to additional restrictions on how the registrar and registry products businesses are conducted, which would result in reduced revenue.

Changes in state taxation laws and regulations may discourage the registration or renewal of domain names for e-commerce.

Due to the global nature of the Internet, it is possible that any U.S. or foreign federal, state or local taxing authority might attempt to regulate our transmissions or levy transaction, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are regularly reviewing the appropriate treatment of companies engaged in e-commerce. New or revised international, federal, state or local tax regulations may subject either us or our customers to additional sales, income and other taxes. We cannot predict the effect of current attempts to impose sales, income or other taxes on e-commerce. New or revised taxes, in particular sales and other transaction taxes, would likely increase the cost of doing business online and decrease the attractiveness of advertising and selling goods and services over the Internet. New taxes could also create significant increases in internal costs necessary to capture data and to collect and remit taxes. Any of these events could have an adverse effect on our business and results of operations.

There are substantial risks related to our Common Stock and management's percentage of ownership of our Common Stock

The market price and trading volume of our Common Stock may be volatile and may face negative pressure.

There may be significant fluctuations in the Company’s Common Stock price. Investors’ interest may not lead to a liquid trading market and the market price of our Common Stock may be volatile. This may result in short or long-term negative pressure on the trading price of shares of our Common Stock. The market price of our Common Stock may be volatile due to the risks and uncertainties described in this “Risk Factors” section, as well as other factors that may affect the market price, such as:

●
Conditions and publicity regarding the podcast hosting industries generally;
●
Price and volume fluctuations in the stock market at large which do not relate to the Company’s operating performance; and
●
Comments by securities analysts or government officials, including those with regard to the viability or profitability of the podcasting sector generally or with regard to our ability to meet market expectations.
●
The stock market has from time to time experienced extreme price and volume fluctuations that are unrelated to the operating performance of particular companies.

Future sales of our Common Stock could adversely affect its stock price and our ability to raise capital in the future.

Sales of substantial amounts of the Company’s common stock could harm the market price of its stock. This also could harm our ability to raise capital in the future. The Company’s shares are freely tradable without restriction under the Securities Act of 1933 (the “Securities Act”) by persons other than “affiliates,” as defined under the Securities Act. Any sales of substantial amounts of the Company’s common stock in the public market, or the perception that that sales might occur, could harm the market price of the Company’s common stock.

The Company will not solicit the approval of its stockholders for the issuance of authorized but unissued shares of the Company’s common stock unless this approval is deemed advisable by our board of directors or is required by applicable law, regulation or any applicable stock exchange listing requirements. The issuance of those shares could dilute the value of the Company’s outstanding shares of common stock.

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

Sales of substantial amounts of the Company’s common stock could harm the market price of its stock. This also could harm the Company’s ability to raise capital in the future. Any sales of substantial amounts of the Company’s common stock in the public market, or the perception that that sales might occur, could harm the market price of the Company’s common stock.

Failure to meet financial expectations could have an adverse impact on the market price of the Company’s common stock.

The Company’s ability to achieve its financial targets is subject to a number of risks, uncertainties and other factors affecting its business and the podcasting and hosting industries generally, many of which are beyond the Company’s control. These factors may cause actual results to differ materially. We describe a number of these factors throughout this document, including in these Risk Factors.  The Company cannot assure you that it will meet these targets. If the Company is not able to meet these targets, it could harm the market price of its common stock.

Item 1B. Unresolved Staff Comments.

 Not applicable to smaller reporting companies.

Item 2. Properties.

The Company’s principal executive offices consist of approximately 3,100 square feet of office space located at 5001 Baum Boulevard, Suite 770, Pittsburgh, Pennsylvania 15213. Our telephone number is (412) 621-0902. The Pittsburgh office is rented for $4,841 per month and the lease ends April 31, 2022. We also maintain an office at 2403 Sidney St., Suite 210, Pittsburgh, PA for the Pair operations. The office consists of approximately 34,700 square feet of space and is rented for $34,014 per month and the lease ends on September 30, 2021.

Item 3. Legal Proceedings.

The Company is involved in routine legal and administrative proceedings and claims of various types. We have no material pending legal or administrative proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any property is the subject. While any proceeding or claim contains an element of uncertainty, management does not expect that any such proceeding or claim will have a material adverse effect on our results of operations or financial position.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 22, 2018, 29,595,473 shares of our common stock were outstanding and the last reported sales price for our common stock on the OTCQB on that date was $1.60 per share. We have approximately 7,000 stockholders. This figure includes an indeterminate number of stockholders who hold their shares in “street name”. We cannot guarantee that the present market for our common stock will continue or be maintained.

The quarterly high and low closing sales prices for our shares of common stock since public trading of these shares began are as follows:

Fiscal Year 2016 and 2017	Low	High

July 1, 2016 through September 30, 2016	$0.22	$0.90
October 1, 2016 through December 31, 2016	$0.33	$0.90
January 1. 2017 through March 31, 2017	$0.436	$0.76
April 1, 2017 through June 30, 2017	$0.84	$0.98
July 1, 2017 through September 30, 2017	$0.95	$1.07
October 1, 2017 through December 31, 2017	$1.04	$1.75

We have not declared any cash dividends on our common stock, and do not intend to declare dividends in the foreseeable future. Management intends to use all available funds for the development of our plan of operation. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

Equity Compensation Plan Information

The following information is provided as of December 31, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluded securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	0	$0.00	0

Equity compensation plans not approved by stockholders	0	$0.00	0

Total	0	$0.00	0

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

We have not issued any unregistered or restricted shares of common stock during the calendar years ended December 31, 2017 and 2016, that have not already been disclosed in our Quarterly Reports on Form 10-Q and/or Current Reports on Form 8-K.

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

Safe Harbor Statement.

Statements made in this Form 10-K which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, Pair and Libsyn, including, without limitation, (i) our ability to gain a larger share of the podcasting industry in our chosen markets, our ability to continue to develop products and services acceptable to that industry, our ability to retain our business relationships, and our ability to raise capital and the growth of podcast industry, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond the Company’s control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in our reports on file with the SEC: general economic or industry conditions, nationally and/or in the communities in which the Company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, changes in the podcast industry, the development of services that may be superior to the services offered by the Company, demand for services, competition, changes in the quality or composition of the Company’s services, our ability to develop new services, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting the Company’s operations, services and prices.

Accordingly, results achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Company Overview

Libsyn

Libsyn was on the forefront of the podcast trend when it was founded in 2004, launching the first Podcast Service Provider (Host), offering storage, bandwidth, and RSS (Really Simple Syndication) creation tools. Today, Libsyn is a worldwide leader of podcast hosting, distribution, and monetization. Hosting over 44,000 podcast shows, Libsyn delivered 7.25 billion podcast requests to audiences worldwide in 2017. The Libsyn brand has built a reputation for reliable service, world class podcast statistics and exceptional customer service. This has allowed Libsyn to grow into one of the market leaders in the industry.

The Libsyn business has also experienced upward trends in the areas of podcast creation, consumption, and audience growth. Podcast shows on the Libsyn platform increased to over 44,000 in 2017 from 35,000 in 2016 from 28,000 and in 2015. This resulted in 3,968,275 active episodes in 2017 versus 3,193,997 in 2016 and 2,572,295 in 2015. Annual podcast download requests on the Libsyn platform exceeded 7.2 billion in 2017, up from 4.59 billion in 2016, and 3.33 billion in 2015. Additionally, the Libsyn network now reaches 92 million audience members monthly, an increase from 62 million in 2016 and 55 million in 2015.

In 2017, Libsyn generated 64% of its $10.5 million in revenue from Podcast hosting fees paid by Libsyn4 Producers. Advertising revenue is 15% of overall revenues, and LibsynPro, which includes hosting, along with bandwidth charges and other professional level add-ons, makes up 17% of revenues. App subscriptions make up 4% of total Libsyn revenues.

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

The Premium offering is also available to LibsynPro customers to create private podcasts. Private Premium is ideal for large organizations and companies that want to distribute audio and video information internally through mobile apps. Access to Private Premium content is controlled and managed by an access list through the LibsynPro interface. The organizations pay monthly for the private subscribers, so users are only required to download the App from one of the App stores and login. This provides an easy solution for organization to distribute information to employees, partners, and affiliates by utilizing smartphone apps.

Pair Networks, Inc. (“Pair”)

Pair Networks, founded in 1996, is one of the oldest and most experienced Internet hosting company providing a full range of fast, powerful and reliable Web hosting services. Pair offers a suite of Internet services from shared hosting to virtual private servers to customized solutions with world-class 24x7 on-site customer support. Based in Pittsburgh, Pair serves businesses, bloggers, artists, musicians, educational institutions and non-profit organizations around the world.

Pair offers a variety of hosting plan levels, value add Internet services and domain registration. Through the Pair Account Control Center (ACC), customers can manage their hosting accounts and domains from one place.

Customers can choose from a variety of web hosting plan levels based on their requirements and applications. Pair Hosting offers shared servers, virtual private servers, dedicated servers and Pair cloud technology as managed services. With over twenty years of experience in Internet hosting, Pair has the expertise to build and manage reliable and powerful hosting solutions. The managed service and 24x7 support allow customers to focus on their core business without having to worry about hardware, operating systems, network connectivity or uptime.

Share web hosting is a great option for startup or smaller businesses as the website sits on the same server with other websites and shares resources such as memory and Central Processing Unit (CPU). Basic website applications such as email and file sharing are ideal for shared server offerings.

Virtual private servers

Virtual private servers (VPS) is a step up from a shared hosting solution in that specific serve resources are allocated directly for your use, assuring performance levels. This is a more secure and reliable option that separates your site from others and is ideal for storage or database applications for businesses, developers and fast-growing sites.

Dedicated servers

Dedicated servers provide yet another level of security and performance for those who need more processing power or storage. Servers are custom built to customer specification and tuned for performance, reliability and efficiency to meet the demand of more robust applications. Through Pair QuickServe (QS), a powerful hosting solution with tremendous capacity and speed are ready for your use in no time and fully managed to keep them up to date.

Pair hosting also offers self-managed service through pairCloud and server collocation, both of which deliver the advantages of the powerful infrastructure that was built behind the fully managed offerings. pairCloud provides administrative access to a powerful virtual server, allowing customization to a customer’s precise needs. Additionally, for those customers who want to purchase their own hardware, collocation service in Pair’s data center allows for unmanaged service with the security and reliability of the diverse network, physically secure facilities, backup power and redundant climate control.

Pair Hosting customers sign-up online at www.Pair.com, using their credit card to subscribe to a monthly or annual plan. Pair offers a basic, getting started plan with a custom domain for $5.95 per month with a basic drag and drop website builder and more advanced plans that include additional storage, processing power and add-ons like eCommerce and WordPress. Plans are designed to provide full-featured web hosting tools for all levels including backups, Account Control and security and operating system maintenance and upgrades.

Pair Domains offers custom domains for Top Level Domains (TLDs) including dot-com, dot-org, and dot-net that vary in price from $7.00 to $70 per year based on the TLD. Customers can search for available domains and sign-up online at www.Pairdomains.com using their credit card for a one or two years customer domain or domain transfer. All domain names registered by Pair include enhanced services such as custom and dynamic Domain Name System (DNS) which controls your domain name’s website and email, WHOIS privacy, email forwarding, and a drag and drop website builder.

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

We recognize revenue over the period during which products or services are delivered to the customer. Customers are billed for products, generally in advance, based on their selected contract term duration. For all customers, regardless of the method we use to bill them, cash received in advance of the provision of products is recorded as deferred revenue.

We commence revenue recognition when all of the following conditions are satisfied:

●
there is persuasive evidence of an arrangement;
●
the service has been or is being provided to the customer;
●
the collection of the fees is reasonably assured; and
●
the amount of fees to be paid by the customer is fixed or determinable.

We may sell multiple products to customers at the same time. For example, we may design a customer website and separately offer other products such as hosting and an online shopping cart, or a customer may combine a domain registration with other products such as private registration or email. Revenue arrangements with multiple deliverables are divided into separate units of accounting if each deliverable has stand-alone value to the customer. The majority of our revenue arrangements consist of multiple-element arrangements, with revenue for each unit of accounting recognized as the product or service is delivered to the customer.

Consideration is allocated to each deliverable at the inception of an arrangement based on relative selling prices. We determine the relative selling price for each deliverable based on our vendor-specific objective evidence of selling price (VSOE), if available, or our best estimate of selling price (BESP), if VSOE is not available. We establish VSOE for certain of our products when a consistent number of stand-alone sales of these products have been priced within a reasonably narrow range. We are unable to establish VSOE when we lack pricing consistency, primarily related to our marketing strategies and variability in pricing due to promotional activity.

Our process for determining BESP requires judgment and considers multiple factors that may vary over time depending upon the unique facts and circumstances related to each deliverable. For products where VSOE is not available, we determined BESP by considering our overall pricing objectives and market conditions. Significant factors taken into consideration include historical and expected discounting practices, the size, volume and term length of transactions, customer demographics, the geographic areas in which our products are sold and our overall go-to-market strategy.

The determination of gross or net revenue recognition is reviewed on a product by product basis and is dependent on whether we act as principal or agent in the transaction.

We maintain a reserve to provide for refunds granted to customers. Our reserve is an estimate based on historical refund experience. Refunds reduce deferred revenue at the time they are granted and result in a reduced amount of revenue recognized over the contract term of the applicable product compared to the amount originally expected.

Income taxes

The Company accounts for income taxes using the liability method, which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which differences are expected to reverse. Deferred tax assets are adjusted by a valuation allowance, if based on the weight of available evidence it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The Company anticipates earnings in the near future and the realization of the benefit of the deferred tax assets.

For a description of accounting changes and recent enacted accounting standards, including the expected dates of adoption and estimated effects, if any, on our financial statements, see “Note 1: Recently Enacted Accounting Standards” in the financial statements included elsewhere in this prospectus.

Equity-Based Compensation

Our equity-based awards are comprised of options and stock and are accounted for using the fair value method. We grant options at exercise prices equal to the fair market value of our common stock as reported on the OTCQB on the date of grant. We measure and recognize compensation expense for equity-based awards made to employees and directors based on the grant date fair values of the awards. Stock is measured based on the fair market value of the underlying common stock on the date of grant. Options and award vest and compensation is recognized over the requisite service period. For options with service or performance-based vesting conditions, the grant date fair value is estimated using the Black-Scholes option-pricing model, which requires management to make assumptions and apply judgment in determining the grant date fair value.

The most significant assumptions and judgments include estimating the expected option term, the expected volatility of our common stock and the risk-free interest rates. The assumptions used in our option pricing model represent management's best estimates. If factors change and different assumptions are used, our equity-based compensation expense could be materially different in the future.

 Business Combinations

We include the results of operations of acquired businesses in our consolidated financial statements as of the respective dates of acquisition. Accounting for business combinations requires us to make significant estimates and assumptions, especially at the acquisition date, with respect to tangible and intangible assets acquired and liabilities assumed and pre-acquisition contingencies. The purchase price of acquisitions, including estimates of the fair value of contingent consideration when applicable, is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values on the respective acquisition dates, with the excess recorded as goodwill. We use our best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The estimates are inherently uncertain and subject to refinement. We continue to collect information and reevaluate these estimates and assumptions quarterly and record any adjustments to the preliminary estimates to goodwill provided we are within the measurement period. Contingent consideration is adjusted to fair value in subsequent periods as an increase or decrease in general and administrative expenses. Acquisition-related costs are expensed as incurred.

See Note 3 to our consolidated financial statements for additional information regarding business combinations.

Goodwill and Indefinite-Lived Intangible Assets

We make estimates, assumptions and judgments when valuing goodwill and other intangible assets in connection with the initial purchase price allocations of acquired businesses, as well as when evaluating the recoverability of our goodwill and other intangible assets on an ongoing basis. We assess our goodwill and indefinite-lived intangible assets for impairment at least annually during the fourth quarter. We will also perform an assessment at other times if and when events or changes in circumstances indicate the carrying value of these assets may not be recoverable.

We first make a qualitative assessment of whether it is more-likely-than-not our single reporting unit's fair value is less than its carrying value to determine whether it is necessary to perform the two-step impairment test. The qualitative assessment includes considering various factors including macroeconomic conditions, industry and market conditions and our historical and projected operating results. We are only required to perform the two-step impairment test if our qualitative assessment determines our single reporting unit's fair value is not greater than its carrying value. We may elect to perform the two-step impairment test without considering such qualitative factors.

Our qualitative analyses during 2017 and 2016 did not indicate any impairment of our goodwill and indefinite-lived intangible assets, and accordingly, no impairment was recorded. As of December 31, 2017, we believe such assets are recoverable; however, there can be no assurances these assets will not be impaired in future periods. Any future impairment charges could adversely impact our consolidated results of operations.

Results of Operations.

The Libsyn business has also experienced upward trends in the areas of podcast creation, consumption, and audience growth. Podcast shows on the Libsyn platform increased to over 44,000 in 2017 from 35,000 in 2016 from 28,000 and in 2015. This resulted in 3,968,275 active episodes in 2017 versus 3,193,997 in 2016 and 2,572,295 in 2015. Annual podcast download requests on the Libsyn platform exceeded 7.2 billion in 2017, up from 4.59 billion in 2016, and 3.33 billion in 2015. Additionally, the Libsyn network now reaches 92 million audience members monthly, an increase from 62 million in 2016 and 55 million in 2015.

Revenues of $47,563 and net loss of $26,840 from December 28, 2017 to December 31, 2018 of the acquired subsidiaries have been included in the Consolidated Financial Statements.

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

Trends in the number of podcast shows on the Libsyn network and podcast consumption affect our revenue and financial results as they are directly related to cash flow and cost of revenue. Management believes that over the next 12 months growth in the podcasting industry and Libsyn’s market leadership will continue to fuel expansion of the Libsyn network and revenue. The company expects to see year-over-year cost of revenue continue to grow in 2018. With the level of bandwidth usage currently incurred, the company has Content Delivery Network (CDN) and storage solution contracts that leverage economies of scale over the next 12 months to continue to help manage cost of revenue.

In 2017, Libsyn generated 64% of its $10.5 million in revenue from Podcast hosting fees paid by Libsyn4 Producers. Advertising revenue is 15% of overall revenues, and LibsynPro, which includes hosting, along with bandwidth charges and other professional level add-ons, makes up 17% of revenues. App subscriptions make up 4% of total Libsyn revenues.

In 2016, Libsyn generated 61% of its $8.8 million in revenue from Podcast hosting fees paid by Libsyn4 Producers. Advertising revenue is 18% of overall revenues, and LibsynPro, which includes hosting, along with bandwidth charges and other professional level add-ons, makes up 16% of revenues. App subscriptions make up 5% of total Libsyn revenues.

Fiscal year ended December 31, 2017 compared to fiscal year ended December 31, 2016:

During 2017, the Company recorded revenues of $10,584,219, a 20% increase over revenues of $8,792,208 for the same period in 2016. The increase for 2017 reflects an increase in Libsyn 4 hosting revenue as well as LibsynPro and Advertising revenue. Libsyn4 hosting revenue increased due to the growth in the number of podcasts on the network between 2016 and 2017. LibsynPro revenue increased as a result of additional LibsynPro networks using our platform in 2017 with increased bandwidth usage fees for delivery of podcasts contributing to the revenue gain. Advertisers and agencies continued to renew campaigns in 2017 based on positive performance and experience with Libsyn’s Ad Operations team. Premium subscription revenue increased due to more shows offering premium.

In 2017, cost of revenue totaled $2,379,151, a 5% increase as compared to $2,268,046 in 2016. This is a reflection of the increase in bandwidth usage during 2017 due to the growth in the number of podcasts and increased podcast consumption on the Libsyn Platform off-set by a reduction in bandwidth rate to deliver the podcasts.

The Company recorded general and administrative expenses totaled $2,989,775 in 2017 versus $2,786,923 in 2016, an increase of 7%, due increase in fees associated with the acquisition of Pair Networks Inc. off-set by an increase in personnel costs, medical insurance and travel expense. The Company incurred $7,274,000 of non-cash compensation expense due to the issuance of common stock to officers, directors and employees. Technology expenses represented $610,794 in 2017 versus $515,756 in 2016, driven by an increase in wages during 2017. Selling expenses in 2017 were $299,074 versus $282,954 in 2016 due to an increase in wages paid during 2017. Customer support expenses in 2017 were $191,820 versus $129,232 in 2016 driven by an increase in support personnel.

The Company’s net loss was $3,182,395 in 2017. This represents a $5,967,013 decrease from our net income of $2,784,618 in 2017.

Inflation and seasonality:

The Company does not believe that inflation or seasonality will significantly affect its results of operation.

Liquidity and Capital Resources

2017 compared to 2016

Cash on hand was $5,211,845 at December 31, 2017, an increase of $336,387 over the $4,875,458 on hand at December 31, 2016. Cash provided by operations for 2017, was $3,587,404, as compared to cash provided by operations of $3,088,821 for 2016. This is a result of increased revenue during 2017 offset by an increase in expenses.

During 2017, cash used for investing was $13,130,017 of which $13,060,953 was for the purchase of Pair Networks Inc. During 2016, Cash used in investing was $36,791 for the purchase of equipment.

In 2017, net cash provided by financing activities was $9,879,000. The increase was the result of two credit facilities totaling $10,000,000, for which the proceeds were used for the acquisition of Pair Networks Inc. Cash used in financing activities was $647,266 for distributions to FAB Universal Corp. during 2016.

Debt and Contractual Obligations

On December 27, 2017, the Company entered into a loan agreement (the “Loan Agreement”) among the Company, Webmayhem, Inc., a Pennsylvania corporation and a wholly-owned subsidiary of the Company (“Libsyn”), and Pair Networks (Pair Networks, together with Libsyn and the “Company”), and First Commonwealth Bank, a Pennsylvania bank and trust company (the “Bank”).

The Loan Agreement provides for: (i) a revolving credit facility pursuant to which the Company may borrow up an aggregate principal amount not to exceed $2,000,000 (the “Revolving Credit Facility”); and (ii) a term loan in a principal amount equal to $8,000,000 (the “Term Loan” and, together with the Revolving Credit Facility, the “Facility”). A portion of the Revolving Credit Facility, up to $500,000, may be used for standby letters of credit for the account of the Company.

The Term Loan is repayable in quarterly installments of $400,000 commencing on March 31, 2018 and on the last day of each June, September, December and March thereafter, through and including September 30, 2022. Accrued interest is payable in arrears not less frequently than quarterly. The remaining unpaid principal balance of the Term Loan, together with accrued interest thereon, is due and payable in full on December 27, 2022. The Term Loan also call for additional payment equal to the following: 1)100% of the proceeds from the sale of any common shares 2) 100% of the proceeds from the sale of assets not immediately replaced 3)excess liquidity in any given year up to $1,066,667 a year and no more than $3,200,000 over the life of the term loan.

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

Liberated Syndication Inc.

     4397 South Albright Drive, Salt Lake City, UT 84124
    (801) 277-2763 Phone

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Liberated Syndication Inc.
Pittsburgh, Pennsylvania 15213

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets Liberated Syndication Inc. and subsidiaries (“the Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2017 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal security laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our Audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2015.

Salt Lake City, Utah
March 26, 2018

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
CURRENT ASSETS:
Cash	$5,211,845	$4,875,458
Accounts receivable, net	660,139[1]	385,335[1]
Prepaid expenses	186,425	44,583
Total current assets	6,058,409	5,305,376

Property and equipment, net	3,007,025	33,982
Goodwill	16,352,069	11,484,251
Definite life - intangible assets	9,644,000	-
Other	7,076	-
Total assets	$35,068,579	$16,823,609

CURRENT LIABILITIES:
Accounts payable	$440,565	$536,295
Accrued expenses	769,485	313,586
Deferred revenue, net	1,247,686	110,167
Current portion of capital lease obligation	69,243	-
Current portion of loans payable, net of $33,366 discount	1,566,634	-
Total current liabilities	4,093,613	960,048

LONG TERM LIABILITIES:
Loans payable, net of $79,634 discount, less current portion	8,320,366	-
Capital lease obligation, net of current portion	73,817	-
Deferred revenue, net	133,617	-
Total long-term liabilities	8,527,800	-
Total liabilities	12,621,413	960,048

STOCKHOLDERS' EQUITY
Common stock	29,596	20,806
Additional paid-in capital	34,804,457	25,047,247
Retained Earnings (accumulated deficit)	(12,386,887)	(9,204,492)
Total stockholders' equity	22,447,166	15,863,561
Total liabilities and stockholders' equity	$35,068,579	$16,823,609

Liberated Syndication Inc. and Subsidiaries Balance Sheet (Parenthetical)
Statement of Financial Position	December 31, 2017	December 31, 2016
Allowance for doubtful accounts	14,000	14,000
Common stock authorized	200,000,000	200,000,000
Common stock par value	0.001	0.001
Common stock outstanding	29,595,473	20,805,860

The accompanying notes are an integral part of these consolidated financial statements.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended
	December 31, 2017	December 31, 2016

Revenue	$10,584,219	$8,792,208

Costs and operating expenses

Cost of revenue (excluding depreciation and amortization)	2,379,151	2,268,046
General and administrative	2,989,775	2,786,923
Non-cash compensation	7,274,000	-
Technology	610,794	515,756
Selling	299,074	282,954
Customer support	191,820	129,232
Depreciation and amortization	22,033	24,679
Total costs and operating expenses	13,766,647	6,007,590
Operating income (loss)	(3,182,428)	2,784,618

Other income (expense)	33	-
Income (loss) from operations	(3,182,395)	2,784,618

Income tax expense (benefit)	-	-
Net Income (loss)	$(3,182,395)	$2,784,618

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE	$(0.13)	$0.13
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	24,390,595	20,805,860

The accompanying notes are an integral part of these consolidated financial statements.

LIBERATED SYNDICATION INC.
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit

Balance at December 31, 2015 (Restated)	20,805,860	$20,806	$25,694,513	$(11,989,110)

Distribution to FAB Universal Corp	-	-	(647,266)	-

Net income	-	-	-	2,784,618

Balance at December 31, 2016	20,805,860	$20,806	$25,047,247	$(9,204,492)

Issuance of Common Stock for services	7,250,000	7,250	7,266,750	-

Repurchase of Common Stock	(40,000)	(40)	(7,960)	-

Issuance of Common Stock to acquire Pair Networks Inc.	1,579,613	1,580	2,498,420	-

Net loss	-	-	-	(3,182,395)

Balance at December 31, 2017	29,595,473	$29,596	$34,804,457	$(12,386,887)

The accompanying notes are an integral part of these consolidated financial statements.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2017	December 31, 2016

Cash Flows from Operating Activities
Net income (loss)	$(3,182,395)	$2,784,618
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,033	24,679
Issuance of common stock for services	7,274,000	-
Change in assets and liabilities:
Accounts receivable	(184,874)	(49,068)
Prepaid expenses	(70,289)	(32,083)
Accounts payable	(319,483)	125,861
Accrued expense	66,586	271,507
Deferred revenue	(18,174)	(36,693)
Net Cash Provided by Operating Activities	3,587,404	3,088,821

Cash Flows from Investing Activities:
Purchase of property & equipment	(69,064)	(36,791)
Acquisition of Pair Networks Inc., net of cash acquired	(13,060,953)	-
Net Cash Used in Investing Activities	(13,130,017)	(36,791)

Cash Flows from Financing Activities:
Distribution to FAB Universal Corp	-	(647,266)
Re-purchase of common stock	(8,000)	-
Proceeds from loans	10,000,000	-
Payment of debt issuance costs	(113,000)	-
Net Cash Used in Financing Activities	9,879,000	(647,266)

Net Increase in Cash and Cash Equivalents	336,387	2,404,764
Cash and Cash Equivalents at Beginning of Period	4,875,458	2,470,694
Cash and Cash Equivalents at End of Period	$5,211,845	$4,875,458

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	-	-
Income taxes	-	-

The accompanying notes are an integral part of these consolidated financial statements.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Liberated Syndication Inc., (“Company”, “parent”), a Nevada Corporation, was organized on September 30, 2015. Webmayhem, Inc. (“Libsyn”), a Pennsylvania corporation, a wholly owned subsidiary of the Company, was organized on January 1, 2001. Libsyn provides podcast hosting services for producers of content. Libsyn also offers ad insertion on certain of the producers’ content.

On December 27, 2017, the Company purchased all the issued and outstanding shares of Pair Networks Inc., (“Pair”), a Pennsylvania corporation, and subsidiaries Ryousha Kokusai, LLC(Ryousha) and 660837NB, Inc. (NB), in a transaction accounted for as a purchase. The accompanying consolidated financial statements include the financial statements of Pair Ryousha and NB from December 28, 2017 to December 31, 2017.

Pair Networks Inc., provides web hosting services and domain name registrations. Services include shared web hosting, e-commerce, fully-managed virtual private and dedicated servers, customer self-managed dedicated servers, domain-name registration, co-location and content-delivery networks. Pair began operations in August 1995. It incorporated in the state of Pennsylvania in August 1998. Pair’s principal operations are conducted on-site in Pittsburgh, PA. Pair also has an operating site in Denver, Colorado, and a remote site back-up location in Pittsburgh, PA.

Ryousha Kokusai, LLC (dba Pair International), a wholly owned single-member limited liability company subsidiary of Pair, was formed on January 1, 2015. The Value Added Tax(VAT) for sales to European Union countries subject to the VAT in Europe are paid through Ryousha Kokusai LLC. N.B LLC, a Canadian Company was organized on December 2, 2011. NB is used solely for holding the Canadian tradenames and domain names. There are no operating activities conducted by NB

Consolidation - The financial statements presented reflect the accounts of Libsyn, parent, Ryousha, NB and Pair. All inter-company transactions have been eliminated in consolidation. The Company allocated expenses incurred by FAB to the Libsyn through July 31, 2016 using a proportional cost allocation method. Management believes this to be a reasonable method and reflects all costs of doing business.

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

Our more significant estimates include:

●
the determination of the best estimate of selling price of the deliverables included in multiple-deliverable revenue arrangements;
●
the fair value of assets acquired, and liabilities assumed in business acquisitions;
●
the assessment of recoverability of long-lived assets, including property and equipment, goodwill and intangible assets;
●
the estimated reserve for refunds;
●
the estimated useful lives of intangible and depreciable assets;
●
the grant date fair value of equity-based awards;
●
the recognition, measurement, and valuation of current and deferred income taxes;

We periodically evaluate these estimates and adjust prospectively, if necessary. We believe our estimates and assumptions are reasonable; however, actual results may differ from our estimates.

Segment and Reporting Unit - Our chief operating decision maker function is comprised of our Chief Executive Officer and Chief Financial Officer who collectively review financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance for the entire company. Accordingly, we have a single operating segment and reporting unit.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents. At December 31, 2017, the Company had $4,597,648 cash balances in excess of federally insured limits.

Accounts Receivable – Accounts receivable consist of trade receivables arising in the normal course of business. At December 31, 2017 and 2016, the Company has an allowance for doubtful accounts of $14,000 and $14,000, respectively, which reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the years ended December 31, 2017 and 2016, the Company adjusted the allowance for bad debt by $0.

Registry Deposits - Registry deposits represent amounts on deposit with, or receivable from, various domain name registries to be used by us to make payments for future domain registrations or renewals.

Prepaid Domain Name Registry Fees - Prepaid domain name registry fees represent amounts charged by a registry at the time a domain is registered or renewed. These amounts are amortized to cost of revenue over the same period revenue is recognized for the related domain registration contracts.

Depreciation – Depreciation of property and equipment is provided on the straight-line method over the estimated useful lives.

Long-lived intangible assets – The Company evaluates its long-lived assets for impairment whenever events or change in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the asset.

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

Debt Issuance Costs - We defer and amortize issuance costs, underwriting fees and related expenses incurred in connection with the issuance of debt instruments using the effective interest method over the terms of the respective instruments. Debt issuance costs, other than those associated with our revolving credit loan, are reflected as a direct reduction (discount) of the carrying amount of the related debt liability.

Goodwill – Goodwill is evaluated for impairment annually in the fourth quarter of the Company’s fiscal year, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. The company recorded no impairment charge for goodwill, during the years ended December 31, 2017 and 2016.

Advertising Costs – Advertising costs are expensed as incurred and amounted to $34,623 and $29,397 for the periods ending December 31, 2017 and 2016, respectively.

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

●
Level 1. Observable inputs such as quoted prices in active markets for identical assets or liabilities;
●
Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
●
Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Unless otherwise disclosed, the fair value of the Company’s financial instruments including cash, accounts receivable, prepaid expenses, and accounts payable, deferred revenue and accrued expenses approximates their recorded values due to their short-term maturities.

Revenue Recognition - Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with FASB ASC Topic 985-605, Software — Revenue Recognition. The Company's revenue recognition policies are also in compliance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101 and 104.

Revenue consist of podcast hosting, media publishing /advertising, podcast subscription, app sales, web hosting services including shared web hosting, e-commerce, fully-managed virtual private and dedicated servers, customer self-managed dedicated servers, domain name registrations and co-location and content-delivery networks. These products are sold to customer throughout the world. The Company does not track the geographic location of its customers.

Podcast Hosting. Podcast hosting publishing services are billed on a month to month basis. The Company recognizes revenue from providing digital media publishing services when the services are provided and when collection is probable.

Podcast Subscription. The Company facilitates the sale of producers’ premium content through the sale of subscriptions. The amount earned per transaction is fixed and the producers determine the price for the sale of the subscription, and the Company earns a percentage of what the customer pays. Accordingly, the Company reports premium subscription revenue on a net basis over the subscription service period.

Media Publishing /Advertising. The Company recognizes revenue from the insertion of advertisements in digital media, as the digital media with the advertisement is downloaded and collection is probable.

Apps. The Company recognizes revenue from the sale of apps when sold and collection is probable.

Domains. Domains revenue primarily consists of domain registrations and renewals, domain privacy, domain application fees, domain back-orders, aftermarket domain sales and fee surcharges paid to ICANN. Domain registrations provide a customer with the exclusive use of a domain during the applicable contract term. After the contract term expires, unless renewed, the customer can no longer access the domain. Consideration is recorded as deferred revenue at the time of sale, and revenue, other than for aftermarket domain sales, is recognized as the product or service is delivered to the customer. Aftermarket domain revenue is recognized when control of the domain is transferred to the buyer.

WEB Hosting. Hosting revenue primarily consists of website hosting products, website building products and services, an online shopping cart, search engine optimization and SSL certificates for encrypting data between the online browser and the certificate owner's server. Consideration is recorded as deferred revenue at the time of sale, and revenue is recognized as the product or service is delivered to the customer.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Revenue arrangements with multiple deliverables are divided into separate units of accounting if each deliverable has stand-alone value to the customer. The majority of our revenue arrangements consist of multiple-element arrangements, with revenue for each unit of accounting recognized as the product or service is delivered to the customer. Our multiple-element arrangements may include a combination of some or all of the following: domain registrations, website hosting products, website building products and services, Secure Sockets Layer (SSL) certificates and other cloud-based products. Each of these products has stand-alone value and are sold separately.

Consideration is allocated to each deliverable at the inception of an arrangement based on relative selling prices. We determine the relative selling price for each deliverable based on our vendor-specific objective evidence of selling price (VSOE) or our best estimate of selling price (BESP), if VSOE is not available. We have determined third-party evidence of selling price (TPE) is not a practical alternative due primarily to the significant variability among available third-party pricing information for similar products and differences in the features of our product and service offerings compared to other parties.

We establish VSOE for certain of our products when a consistent number of stand-alone sales of these products have been priced within a reasonably narrow range. We are unable to establish VSOE when we lack pricing consistency, primarily related to our marketing strategies and variability in pricing due to promotional activity.

For products where VSOE is not available, we determine BESP by considering our overall pricing objectives and market conditions. Significant factors taken into consideration include historical and expected discounting practices, the size, volume and term length of transactions, customer demographics, the geographic areas in which our products and services are sold and our overall go-to-market strategy.

We maintain a reserve to provide for refunds granted to customers. Our reserve is an estimate based on historical refund experience. Refunds reduce deferred revenue at the time they are granted and result in a reduced amount of revenue recognized over the contract term of the applicable product compared to the amount originally expected.

Consideration provided to customers for sales incentives or service disruption credits is recorded as a reduction of revenue at the later of the time the related revenue is recognized or when such consideration is offered. Such incentives and credits were not material in any of the periods presented.

Equity-Based Compensation - Our equity-based awards are comprised of options and stock and are accounted for using the fair value method. We grant options at exercise prices equal to the fair market value of our common stock as reported on the OTCQB on the date of grant. We measure and recognize compensation expense for equity-based awards made to employees and directors based on the grant date fair values of the awards. Stock is measured based on the fair market value of the underlying common stock on the date of grant. For options with service or performance-based vesting conditions, the grant date fair value is estimated using the Black-Scholes option-pricing model, which requires management to make assumptions and apply judgment in determining the grant date fair value. Options and award vest and compensation is recognized over the requisite service period. The measurement date for performance vesting awards is the date on which the applicable performance criteria are approved by our board of directors. Key assumptions used in the determination of fair value for stock options are as follows:

Expected term. The expected term represents the period the options are expected to be outstanding. Because of the lack of sufficient historical data necessary to calculate the expected term, we use the simple average of the vesting period and the contractual term to estimate the expected term.
Expected volatility. We determine the expected stock price volatility based on the historical volatilities of our common stock.
Expected dividend yield. We do not use a dividend rate due to our expectation of not paying dividends in the foreseeable future.
Risk-free interest rate. We base the risk-free interest rate on the yield curve of a zero-coupon U.S. Treasury bond with a maturity equal to the expected term of the option on the grant date.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Business Combinations - We include the results of operations of acquired businesses as of the respective acquisition dates. Purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values, with the excess recorded as goodwill. If applicable, we estimate the fair value of contingent consideration payments in determining the purchase price. Measurement period adjustments to provisional purchase price allocations are recognized in the period in which they are determined, with the effect on earnings of changes in depreciation, amortization or other income resulting from such changes calculated as if the accounting had been completed at the acquisition date. Contingent consideration is adjusted to fair value in subsequent periods as an increase or decrease in general and administrative expenses. Acquisition-related costs are expensed as incurred.

Leases – The Company accounts for leases in accordance with Accounting Standards Codification (“ASC”) Topic 840. Leases that meet one or more of the capital lease criteria of standard are recorded as a capital lease, all other leases are operating leases.

Research and Development - Research and development costs are expensed as incurred and record in cost of revenue. Research and development costs totaling, $610,794 and $515,756, for 2017 and 2016, respectively where included in cost of revenue.

Earnings (Loss) Per Share – The Company computes earnings per share in accordance with FASB ASC Topic 260 Earnings Per Share, which requires the Company to present basic earnings per share and diluted earnings per share when the effect is dilutive (see Note 9).

Income Taxes – The Company accounts for income taxes in accordance with FASB ASC Topic 740 Accounting for Income Taxes. This topic requires an asset and liability approach for accounting for income taxes (see Note 7).

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

Prior Period Reclassifications - Reclassifications of certain immaterial prior period amounts have been made to conform to the current period presentation.

We will adopt the new standard effective January 1, 2018 using the modified retrospective transition method. We finalized our assessment of the new standard and the adoption of this guidance will not have a material impact on our consolidated financial statements or our internal controls over financial reporting.

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

In January 2017, the FASB issued new guidance clarifying the definition of a business for determining whether transactions should be accounted for as acquisitions or disposals of assets or businesses. If substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single asset or a group of similar assets, the assets acquired (or disposed of) are not considered to be a business. Our early adoption of this guidance effective October 1, 2017 did not have a material impact.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

In January 2017, the FASB issued new guidance simplifying the goodwill impairment test, eliminating the requirement for an entity to determine the fair value of its assets and liabilities (including unrecognized assets and liabilities) at the impairment testing date following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, an entity will be required to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will be required to recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. The guidance is effective for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the timing of our adoption and the expected impact of this new guidance.

In May 2017, the FASB issued new guidance to amend the scope of modification accounting for share-based payment arrangements. The amendment provides guidance on the types of changes to the terms or conditions of share-based payment awards which would require an entity to apply modification accounting. Our adoption of this guidance on January 1, 2018 is not expected to have a material impact.

Other recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 - PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:

	Life	December 31, 2017	December 31, 2016

Furniture, fixtures, and equipment	3-10 yrs	$8,032,178	$145,553
Leasehold improvements	3 - 5 yrs	2,646,400	-
Software	3 yrs	6,503	-
		10,685,081	145,553
Less: Accumulated depreciation		(7,678,056)	(111,571)
Property & equipment, net		$3,007,025	$33,982

Depreciation expense for the periods ended December 31, 2017 and 2016 was $22,033 and $24,679, respectively.

NOTE 3 – ACQUISITION

On December 27, 2017, the Company acquired of all the issued and outstanding shares of common stock of Pair, in exchange for the issuance of a total of 1,579,613 shares of the Company’s common stock and $13,542,689 of cash.

Any loss arising from a breach of the representations as described under Section 6.02(a) of the Share Purchase Agreement shall not exceed $1,000,000. The parties agreed to set aside 631,844 common shares of the Company in an escrow account to satisfy any recourse.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 3 – ACQUISITION - Continued

The transaction was accounted for in accordance with the provisions of ASC 805-10, Business Combinations. The Company retained independent appraisers to advise management in the preliminary determination of the fair value of the various assets acquired and liabilities assumed. The values assigned in these financial statements are preliminary and represent management’s best estimate of fair values as of the Closing Date. The Company has recorded estimated amounts of the fair market value of the assets acquired.  The determination of the Pair purchase price and allocation of the purchase price to the underlying tangible and intangible assets in the financial statements are subject to change as additional information becomes available.  As required by ASC 805-20, Business Combinations—Identifiable Assets and Liabilities, and Any Non-controlling Interest, management conducted a review to reassess whether they identified all the assets acquired and all the liabilities assumed, and followed ASC 805-20’s measurement procedures for Closing Date recognition of the fair value of net assets acquired.

On December 27, 2017, the Company entered into a Loan Agreement between the Company, Libsyn, and Pair, and First Commonwealth Bank, a Pennsylvania bank and trust company.

The Loan Agreement provides for: (i) a revolving credit facility pursuant to which the Company may borrow an aggregate principal amount not to exceed $2,000,000 (the “Revolving Credit Facility”); and (ii) a term loan in a principal amount equal to $8,000,000 (the “Term Loan” and, together with the Revolving Credit Facility, the “Facility”). A portion of the Revolving Credit Facility, up to $500,000, may be used for standby letters of credit for the account of the Company.

On December 27, 2017, the Company drew $10,000,000 under the Facility to finance a portion of the cash consideration paid to the Seller pursuant to the Share Purchase Agreement.

The following are the fair value of assets acquired and liabilities assumed as of the Closing Date of December 27, 2017:

Cash and cash equivalents	$481,736
Accounts receivable, net	89,929
Prepaid assets	78,629
Property and equipment, net	2,926,012
Accounts payable	(223,753)
Accrued liabilities	(389,312)
Deferred revenue, current	(1,114,700)
Capital lease	(143,060)
Deferred revenue, non-current	(174,610)
Net tangible assets acquired	1,530,871
Goodwill	4,867,818
Other intangible assets	9,644,000
Total Consideration	$16,042,689

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 3 – ACQUISITION - Continued

The fair value of the major components of the other intangible assets acquired and their estimated useful lives are as follows:

	Preliminary Fair Value	Weighted Average Useful Life (in Years)
Customer relationships	$3,947,000	7
Intellectual Property	3,709,000	7
Trade name	576,000	10
Non-compete	1,412,000	2
Total	$9,644,000

Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred but are accounted for as expenses in the periods in which the costs are incurred. Acquisition-related costs were $468,146 during 2017.

As of December 31, 2017, revenues of $47,563 and net loss of $26,840 from December 28, 2017 to December 31, 2018 of the acquired subsidiaries have been included in the Consolidated Financial Statements.

The following unaudited pro forma condensed financial information presents the combined results of operations of Libsyn and Pair as if the acquisition had occurred as of the beginning of each period presented. The unaudited pro forma condensed financial information is not intended to represent or be indicative of the consolidated results of operations of the Company that would have been reported had the acquisition been completed as of the beginning of the period presented and should not be taken as being representative of the future consolidated results of operations of the Company:

	For the year ended December 31, 2017
	Historical		Pro forma
(in thousands except per share amounts)	Libsyn	Pair	Adjustments	Combined
Net sales	$10,537	$12,026	-	$22,563
Net income (loss)	(3,155)	1,038	(1,900)[a]	(4,017)
Net income (loss) per common share, basic and diluted				$(0.15)
Shares outstanding, basic and diluted				25,995

	For the year ended December 31, 2016
	Historical		Pro forma
(in thousands except per share amounts)	Libsyn	Pair	Adjustments	Combined
Net sales	$8,792	12,233	-	$21,025
Net income (loss)	2,785	1,316	(1,405)[a]	2,696
Net income per common share, basic and diluted				$0.10
Shares outstanding, basic and diluted				25,995

[a] Pro forma adjustments represent the full year amortization of intangible assets acquired in the acquisition of Pair.  These assets were amortized on a straight-line basis over their estimated useful lives.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 4 – GOODWILL AND OTHER DEFINITE-LIFE INTANGIBLE ASSETS

Goodwill consists of:
	December 31,	December 31,
	2017	2016
Pair	$4,867,818	$-
Libsyn	11,484,251	11,484,251
Total Goodwill	$16,352,069	$11,484,251

The following is a summary of goodwill for the Year Ended:

	December 31,	December 31,
	2017	2016

Goodwill at beginning of period	$11,484,251	$11,484,251
Acquisition of Pair	4,867,818	-
Impairment	-	-
Goodwill at end of period	$16,352,069	$11,484,251

Impairment - During 2017 and 2016, management performed its annual test of impairment of goodwill assessing the qualitative factors and determined it is more than likely than not that the fair value of the reporting unit is greater than or equal to the carrying value of the reporting unit. Thus, not requiring further testing. All of the Company’s goodwill is expected to be deductible for tax purposes.

Other definite-life intangible assets - Other intangible assets consist of customer relationships, intellectual property, trade name and non-compete, which were generated through the acquisition of Pair. Management considers these intangible assets to have finite-lives except trade name. These assets are being amortized on a straight-line basis over their estimated useful lives.

As of December 31, 2017, identifiable intangible assets consist of following:

	Preliminary Fair Value	Weighted Average Useful Life (in Years)	Accumulated Amortization	Net Carrying Amount
Customer Relationships	$3,947,000	7	$-	$3,947,000
Intellectual Property	3,709,000	7	-	3,709,000
Trade name	576,000	10	-	576,000
Non-compete	1,412,000	2	-	1,412,000
Total	$9,644,000		$-	$9,644,000

The estimated future amortization expenses related to other intangible assets as of December 31, 2017 are as follows:

For twelve months ending December 31,
2018	$1,857,314
2019	1,857,314
2020	1,151,314
2021	1,151,314
2022	1,151,314
Thereafter	2,475,429
Total	$9,644,000

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 5 - LOANS

On December 27, 2017, the Company entered into a loan agreement (the “Loan Agreement”) among the Company, Libsyn, and Pair, together, and First Commonwealth Bank, a Pennsylvania bank and trust company (the “Bank”).

The Loan Agreement provides for: (i) a revolving credit facility pursuant to which the Company may borrow an aggregate principal amount not to exceed $2,000,000 (the “Revolving Credit Facility”); and (ii) a term loan in a principal amount equal to $8,000,000 (the “Term Loan” and, together with the Revolving Credit Facility, the “Facility”). A portion of the Revolving Credit Facility, up to $500,000, may be used for standby letters of credit for the account of the Company. As of December 31, 2017, $2,000,000 was drawn down on the revolving line with $0 available.

The loan accrues interest at libor plus 175 base points or prime plus 75 basis points at the election of the Company. As of December 31, 2017, the Company has elected libor plus 175 basis points or 3.44%.

 The Term Loan is repayable in quarterly installments of $400,000 commencing on March 31, 2018 and on the last day of each June, September, December and March thereafter, through and including September 30, 2022. Accrued interest is payable in arrears not less frequently than quarterly. The remaining unpaid principal balance of the Term Loan, together with accrued interest thereon, is due and payable in full on December 27, 2022. The Term Loan also call for additional payment equal to the following: 1)100% of the proceeds from the sale of any common shares 2) 100% of the proceeds from the sale of assets not immediately replaced 3)excess liquidity in any given year up to $1,066,667 a year and no more than $3,200,000 over the life of the term loan.

The Company has granted the bank a blanket security interest in their respective assets, and the Company has pledged the stock of Webmayhem Inc. and Pair Networks Inc. to the bank, as security for their obligations under the Loan Agreement.

Borrowings under the Facility are at variable rates which are, at the Company’s option, tied to LIBOR (London Interbank Offered Rate) plus an applicable rate or a prime rate. Interest rates are subject to change based on the Company’s combined cash balances. The Facility contains covenants that may have the effect of limiting the ability of the Company to, among other things, merge with or acquire other entities, enter into a transaction resulting in a change in control, create certain new liens, incur certain additional indebtedness, engage in certain transactions with affiliates, engage in new lines of business or sell a substantial part of its assets. The Facility also requires the Company to maintain certain consolidated fixed charge coverage ratios and minimum liquidity balances.

The Facility also contains customary events of default, including (but not limited to) default in the payment of principal or, following an applicable grace period, interest, breaches of the Company’s covenants or warranties under the Facility, payment default or acceleration of certain indebtedness of the Company or any subsidiary, certain events of bankruptcy, insolvency or liquidation involving the Company or its subsidiaries, certain judgments or uninsured losses, changes in control and certain liabilities related to ERISA based plans.

On December 27, 2017, the Company drew $10,000,000 under the Facility to finance a portion of the cash consideration payable to the Seller pursuant to the Share Purchase Agreement. Debt issuance costs of $113,000 for the Facility were recorded as a discount and will be amortized over the life of the Facility.

Future Maturities of the loans at December 31, 2017 are as follows:

For the year ending December 31,
2018	$1,600,000
2019	1,600,000
2020	1,600,000
2021	1,600,000
2022	3,600,000
Thereafter	-
Total	$10,000,000

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 6 - CAPITAL STOCK

Common Stock - The Company has authorized 200,000,000 shares of common stock, $0.001 par value. As of December 31, 2017, 29,595,473 shares were issued and outstanding.

During April 2017, the Company issued 3,650,000 stock awards comprising of shares of common stock valued at $1,752,000 to officers and directors and recorded non-compensation of $1,752,000. These shares are subject to forfeiture based on market conditions, including the market cap of the Company and up-listing to NASDAQ. These market conditions expire through April 2019. The shares are unable to be traded until these market conditions have been achieved.

During the second quarter of 2017, the Company repurchased 40,000 restricted stock awards comprising of shares of common stock for $8,000, and the stock was retired.

During December 2017, the Company issued 3,600,000 stock awards comprising of shares of common stock valued at $5,522,000 to officers, directors and employees, and recorded non-compensation of $5,522,000. These shares are subject to forfeiture based on market conditions, including the market cap of the Company, the trading price of the common stock of the Company and up-listing to NASDAQ. These market conditions expire through December 2020. The shares are unable to be traded until these market conditions have been achieved.

On December 27, 2017, the Company completed the acquisition of all the issued and outstanding shares of capital stock of Pair. As part of the consideration, the Company issued 1,579,613 “unregistered” shares of the Company’s common stock valued at $2,500,000. Of the total shares issued, 631,844 shares valued at $1,000,000 are “unregistered” and “restricted” and held in escrow.

Information regarding vested stock awards for the year ended December 31, 2017 is summarized in the table below:

	Shares	Weighted Average Grant Date Fair Value	Average Remaining Life
Issued and outstanding awards subject to forfeiture at beginning of period	-	$-	-
Stock Awards Issued	7,250,000	$1.00	2.06
Awards no-longer subject to forfeiture	-	$-	-
Cancelled / Forfeited Awards	-	-	-
Issued and outstanding awards subject to forfeture at end of period	7,250,000	$1.00	1.68

NOTE 7 - INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Accounting for Income Taxes which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At December 31, 2017 and 2016, the total of all deferred tax assets was $3,458,667 and $3,569,533, respectively, and the total of the deferred tax assets related to goodwill was $1,848,717 and $2,086,340, respectively. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets the Company has established a valuation allowance of $3,458,667 and $3,569,533 for the years ended December 31, 2017 and 2016. The change in the valuation allowance for the year ended December 31, 2017 and 2016 was $110,866 and $1,131,217, respectively.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 7 – INCOME TAXES – continued

The components of income tax expense (benefit) from continuing operations for the Years ended December 31, 2017 and 2016 consist of the following:

	For the Years Ended
	December 31,
Current tax expense:	2017	2016
Federal	$-	$-
State	-	-
Current tax expense	-	-
Deferred tax expense (benefit):
Revaluation of deferred tax asset change in Federal Tax Rate	1,400,760	-
Goodwill	511,108	511,108
Valuation Allowance	(110,866)	(1,131,217)
Net operating loss carryforward	(1,801,002)	620,109
Subtotal deferred tax expense/(benefit)	-	-
Income tax expense/(benefit)	$-	$-

Deferred income tax expense/(benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the company’s effective rate is as follows:

	For the Years Ended
	December 31,
	2017	2016
Computed tax at the expected statutory rate	$(1,082,014)	$946,770
State and local income taxes, net of federal	173,117	183,738
Other non-deductible expenses	1,632	709
Revaluation of deferred tax assets for change in Federal Tax Rate	1,400,760	-
Other items	(382,629)	-
Valuation Allowance	(110,866)	(1,131,217)
Income tax expense/(benefit)	$-	$-

The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset December 31, 2017 and 2016:

	December 31,	December 31,
	2017	2016
Current deferred tax assets (liabilities):
Allowance for doubtful accounts	$-	$-
Vacation accrual	-	-
Total current deferred tax assets (liabilities)	-	-

Long-term deferred tax assets (liabilities):
Goodwill - impaired	2,066,632	2,903,618
Goodwill – tax amortization	(3,915,349)	(4,989,958)
Net operating loss carryforward	5,307,384	5,655,873
Valuation allowance	(3,458,667)	(3,569,533)
Total long-term deferred tax assets (liabilities)	$-	$-
Net term deferred tax assets (liabilities)	$-	$-

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 7 – INCOME TAXES – continued

At December 31, 2017, the company has loss carryforwards of approximately $18,369,671 that expire in various years through 2037.

We file U.S. federal, and U.S. states returns, and we are generally no longer subject to tax examinations for years prior to 2014 for U.S. federal and U.S. states tax returns.

NOTE 8 - LEASES

Operating Lease - The Company leases office two spaces in Pittsburgh, Pennsylvania. The corporate headquarter lease is for $4,841 a month through April 2022. The office space for Pair is $34,014 a month through September 2022.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2017 are as follows:

Year ending December 31:	Lease Payments
2018	466,260
2019	466,260
2020	466,260
2021	364,218
2022	19,364
Thereafter	-
Total Minimum Lease Payment	$1,782,362

Lease expense charged to operations was $167,945 and $266,405 for the periods ended December 31, 2017 and 2016, respectively.

Capital Leases – In connection with the acquisition of Pair, the Company acquired a lease of equipment on a capital leases currently calling for monthly payments of approximately $6,261 through January of 2020. Included in property and equipment, at December 31, 2017, the Company had recorded equipment on capital lease at $332,324, with related accumulated depreciation of $83,081.

During the years ended December 31, 2017, depreciation expense for equipment on capital lease amounted to $39,623 and has been included in depreciation expense.

Future minimum capital lease payments are as follows for the years ended December 31:

Year ending December 31,	Lease Payments
2018	75,132
2019	75,132
2020	835
Total minimum lease payments	151,099
Less amount representing interest	(8,039)
Present value of minimum lease payments	143,060
Less Current Portion	(69,243)
$73,817

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 9 –EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the weighted average number of shares of common stock outstanding for the periods presented for the periods ended:

	December 31, 2017	December 31, 2016
Income(loss) from operations available to common stockholders (numerator)$	$(3,182,395)	2,784,618
Income(loss) available to common stockholders (numerator)	(3,182,395)	2,784,618
Weighted average number of common shares outstanding during the period used in earnings per share (denominator)	24,390,595	20,805,860

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Although the Company does not expect to be liable for any obligations not expressly assumed by the Company from the Spin-Off, it is possible that the Company could be required to assume responsibility for certain obligations retained by FAB should FAB fail to pay or perform its retained obligations. After the Spin-Off, FAB may have obligations that at the present time are unknown or unforeseen. As the nature of such obligations are unknown, we are unable to provide an estimate of the potential obligation. However, should FAB incur such obligations, the Company may be financially obligated to pay any losses incurred.

The Company has a 401 (k) plan and Profit sharing plan for the benefit of the employees of the Company. Employees are eligible to participate in the plan the first of the month following their hire date and attaining the age of 21. Profit sharing contributions are made at the discretion of the Board of Directors and vest 100% after the second year of service. The Company made a $100,000 profit sharing contribution to the plan in 2017.

NOTE 11 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of the filing of this report.

On March 9, 2018, the Company issued 200,000 shares of unregistered common stock valued at $318,000 to a consultant for services rendered.

During the first quarter of 2018, 912,500 of 7,250,000 common shares issued to officers, directors and employees (See Note 6) are no-longer subject to forfeiture as the Company reached the market condition.

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

Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of December 31, 2017, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including the CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2017 at the above-described reasonable assurance level.

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

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2017, was effective.

Item 9B. Other Information

None; not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth:

●
the names of our current directors and executive officers,
●
their ages as of March 31, 2017, which is the date for filing of this 10-K; and
●
the capacities in which they currently serve The Company:

Name	Age	Position(s)	Served in Position Since
Christopher J. Spencer	49	Chief Executive Officer and Chairman of the Board	2015
John Busshaus	54	Chief Financial Officer	2015
Denis Yevstifeyev	37	Director	2015
Douglas Polinsky	58	Director	2015
J. Gregory Smith	48	Director	2015

Christopher Spencer has served as our Chief Executive Officer, President and as a director of the Company since its inceptions on September 29, 2015. Mr. Spencer has served as Chief Executive Officer, President, and a director of Future Healthcare of America since June 22, 2012. Mr. Spencer has served as Chief Executive Officer, President, and a director of FAB Universal Corp. since February 7, 2001. From 1994 until 1996, Mr. Spencer founded and worked for ChinaWire, Inc., a high-technology company engaged in financial remittance between international locations and China. Mr. Spencer worked for Lotto USA, Inc. from 1992-1994, where he was founder and Chief Executive Officer for the Pennsylvania computer networking company. From 1990 until 1992, Mr. Spencer worked for John Valiant, Inc., and was responsible for business concept development and obtaining financing.

John Busshaus has served Chief Financial Officer of the Company since its inceptions on September 29, 2015. Mr. Busshaus has served as Chief Financial Officer of Future Healthcare of America since June 22, 2012. Mr. Busshaus has served as the Chief Financial Officer of FAB Universal Corp. since January 29, 2007. From 2004 to 2006, Mr. Busshaus was an independent business consultant. Mr. Busshaus’ efforts were assisting organizations with the implementation of Sarbanes Oxley, filing of SEC reports, and taking a company through an IPO. Mr. Busshaus worked for Talanga International from 2001 to 2004, where he was the Chief Financial Officer for the company. From 1999 to 2000, Mr. Busshaus worked for Mellon Bank as Controller and Vice President, and was responsible for strategic planning and managing the annual and monthly budgeting within Global Security Services. From 1994 to 1998, Mr. Busshaus worked for PepsiCo as Senior Business Planner, and was responsible for annual and quarterly budgets planning, as well as weekly, monthly, and quarterly reporting of results. As a member of management, Mr. Busshaus' efforts contributed to the revenue growth and market share increases in a market that was categorized as saturated.

Douglas Polinsky has served as a Director of the Company since its inceptions on September 29, 2015. Mr. Polinsky has served as a Director of Future Healthcare of America since June 22, 2012. Mr. Polinsky has served as a Director of FAB Universal Corp. since October 2007. Mr. Polinsky serves as the President of Great North Capital Corp., a Minnesota-based financial services company he founded in 1995. Great North advises corporate clients on capital formation and other transaction-related financial matters. Mr. Polinsky earned a Bachelor of Science degree in Hotel Administration at the University of Nevada at Las Vegas.

Greg Smith has as a Director of the Company since its inceptions on September 29, 2015. Mr. Smith has served as a Director of Future Healthcare of America since on June 22, 2012. Mr. Smith has served as a Director of FAB Universal Corp. since October 2007. Mr. Smith is an award-winning producer and entrepreneur with over 10 years of experience in Non-Fiction Television.  In 2000, Mr. Smith established The Solution Film Group, LLC and acts as the Company’s President.  Mr. Smith provides professional production and editorial support for various forms of non-fiction television entertainment, including the direction of media projects from development through production and post-production.  His clients include Discovery Channel, Science Channel, Discovery HD Theater, Animal Planet, The Military Channel, PBS, and Discovery Networks International.  Mr. Smith most recently won an Emmy in 2006 for the Discovery Channel’s animated special Before the Dinosaurs.  His other awards for excellence in production and editing include Emmys for the Discovery Channel’s Walking with Prehistoric Beasts and Allosaurus:  A Walking with Dinosaurs Special.  From 1997 to 2000, Mr. Smith worked for Discovery Communications, Inc. in the capacity of Supervising Producer from January 1998 to November 2000, and Producer/Editor from October 1997 to January 1998. From 1995 to 1996, Mr. Smith worked for Discovery Channel Pictures serving as Assistant Editor from March 1996 to October 1997, and Production Assistant from September 1995 to March 1996. From 1994 to 1995, Mr. Smith worked for Crawford Communications in Atlanta, Georgia as a Manager of Satellite Services for The Learning Channel.

Denis Yevstifeyev has served as a Director of the Company since its inceptions on September 29, 2015. Mr. Yevstifeyev has served as a Director of Future Healthcare of America since June 22, 2012. Mr. Yevstifeyev has served as a Director of FAB Universal Corp since October 2007. From December 2017 to present, Mr. Yevstifeyev served as Vice President of Financial Planning & Analysis and Procurement for Dream Center Education Holdings. From 2009 to 2012, and from 2015 to 2017, Mr. Yevstifeyev served as the Director of Financial Planning & Analysis for Education Management Corporation – Online Higher Education. From 2012 to 2015, Mr. Yevstifeyev owned and operated his commercial printing company. From 2007 to 2008, Mr. Yevstifeyev served as Sr. Financial Reporting Analyst for American Eagle Outfitters, Inc., in Pittsburgh.  His duties included: preparing and analyzing various internal and external financial reports; researching new accounting pronouncements and evaluating any impact on the financial statements. He also reviewed accounting workpapers and prepared the company’s SEC filings for forms 8-K, 10-Q and 10-K. From 2005 to 2007, Mr. Yevstifeyev worked for Schneider Downs, Inc., where he worked on Sarbanes-Oxley compliance engagements. In 2005, Mr. Yevstifeyev graduated with a Bachelor of Science degree in Business from Washington and Jefferson College.  He also graduated with honors from the Moscow Bank College of the Central Bank of Russia in Moscow with a degree in Finance in 2000. From 2002 to 2003, Mr. Yevstifeyev served as the Settlement Department Manager for SDM BANK in Moscow, where he dealt with domestic and international corresponding banks, among other responsibilities.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORT COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to us with respect to fiscal 2017 and on representations that no other reports were required, we believe that during the 2017 fiscal year all applicable Section 16(a) filing requirements were met.

CORPORATE GOVERNANCE

Code of Ethics

We uphold a set of basic values to guide our actions and are committed to maintaining the highest standards of business conduct and corporate governance. We have adopted a Code of Business Conduct and Ethics for directors, officers (including our principal executive officer and principal financial officer) and employees, which, in conjunction with our Certificate of Incorporation, Bylaws and Board of Directors committee charters, form the framework for governance of the Company. The Code of Ethics and Business Conduct, Board of Directors committee charters, Bylaws and Article of Incorporation are available at our corporate offices. Stockholders may request free printed copies of these documents from:

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

Item 11. Executive Compensation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the compensation committee (i) was an officer or employee of the Company or a subsidiary of the Company during 2017, (ii) was formerly an officer of the Company or a subsidiary of the Company, or (iii) had any relationship required to be disclosed pursuant to Item 404 of Regulation S-K.

During fiscal 2017, none of the Company’s executive officers served as (i) a member of a compensation committee of another company, one of whose executive officers served on the Company’s compensation committee; (ii) a director of another company, one of whose executive officers served on the Company’s compensation committee; or (iii) a member of a compensation committee of another company, one of whose executive officers served as one of the Company’s directors.

 COMPENSATION DISCUSSION AND ANALYSIS

Overview and General Philosophy

At Liberated Syndication, our focus is to create value through expanding the products and services that can utilize the services we offer within the podcast industry. We are also focused on growing the podcast business through new product offerings and services for our clients. Our executive compensation program supports this goal of value creation by:

● rewarding executives for obtaining performance milestones;
● aligning the interests of executives with the interests of stockholders; and
● attracting and retaining highly motivated and talented executives.

Our compensation elements simultaneously fulfill one or more of these three objectives. The elements include:

● base salary;
● discretionary bonuses (in the form of cash, restricted stock, and stock options);
● benefits programs.

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

●
We construct our annual bonus opportunities to have appropriately aggressive targets that require significant achievement against performance milestones.

Aligned Interests:

Our base pay practices reduce fixed costs and emphasize performance-based incentive programs, which we believe are in the best interests of stockholders.

●
We base our annual bonus opportunities on performance milestones and value to the stockholder that focus executives on performance results that are of common interest to stockholders.
●
We award long-term equity incentive opportunities using restricted stock so that appreciating stock value is a significant factor in executive compensation.

Executive Retention:

●
We believe our use of base salary accompanied by an emphasis on incentive programs attracts executives that are appropriately aggressive, innovative, and are focused on the performance of the Company.
●
Discretionary bonuses allow us to adjust to unique market conditions in a timely fashion in order to retain key executives.

Compensation Administration

General Process.    Executive compensation decisions at Liberated Syndication are the product of several factors, modified by judgment and discretion as necessary. The predominant factors include:

●
key performance measurements such as revenue, and key business developments;
●
strategic initiatives such as acquisitions, and implementation of process improvements;
●
achievement of specific operational goals relating to the sphere of influence led by the executive;
●
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

Our performance for fiscal 2017 was on targeted levels.

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

In 2017, our named executives’ salaries ranged from $350,000 to $400,000. There was no increase in salary during 2017.

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

In fiscal year 2017, discretionary bonuses were not awarded to the executive officers.

Our Compensation Committee believes that we have executed on our compensation philosophy given the level of Company performance in fiscal 2017.

Long-Term Incentive Compensation.   In 2017, we did not have any such compensation plan.

In fiscal 2018, we plan to execute a long-term incentive design that will utilize stock options or restricted stock. For senior management, including named executives, the primary emphasis will be on stock awards. This results primarily in senior management focus on stock price performance, directly aligning the interests of executives with the interests of stockholders. It also puts a higher percentage of long-term compensation at risk as the design delivers less immediate value to executives.

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

Perquisites.    Eligible employees, including named executives, participate in various other employee benefit plans, including medical and dental care plans; flexible spending accounts for health care; life, accidental death and dismemberment and disability insurance; and vacation plans. The primary purpose of providing these plans and limited perquisites to senior executives is to attract and retain talented executives to manage the Company. With respect to non-insurance perquisites, we prefer to take a minimalist approach. For fiscal 2017, the Company did not have executive non-insurance perquisites.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth in this Annual Report with our management. Based on such review and discussions, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee
Denis Yevstifeyev, Chairman
J. Gregory Smith
Douglas Polinsky

EXECUTIVE COMPENSATION

Summary Compensation Table

The following sets forth the compensation of Liberated Syndication’s Chief Executive Officer during fiscal 2017, and the other persons who served as executive officers during fiscal 2017. Unless otherwise noted, the amounts shown represent what was earned in fiscal 2017.

SUMMARY COMPENSATION TABLE – FISCAL 2017

Name and principal position	Salary ($)	Bonus ($)	Stock awards ($)	Non-equity incentive plan compensation ($)	All other compensation ($)	Total ($)
Christopher Spencer – Chief Executive Officer
2017	400,000	-	2,392,000	-	-	2,792,000
2016	400,000	150,000	-	-	-	550,000
2015	400,000	-	-	-	-	400,000
John Busshaus – Chief Financial Officer
2017	350,000	-	1,968,000	-	-	2,318,000
2016	350,000	125,000	-	-	-	475,000
2015	350,000	-	-	-	-	350,000

The bonuses represent discretionary awards during the respective year by the compensation committee and the board of directors

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding equity awards for the named executives as of December 31, 2017.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2017

	Option awards				Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)Optionexpiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
John L. Busshaus	0	0	0	0	0	0	0	0
Chris Spencer	0	0	0	0	0	0	0	0

Grants of Plan-Based Awards for 2017

There were no plan-based equity awards made to our executive officers during fiscal 2017.

Option Exercises and Stock Vested

The following table sets forth information concerning fiscal 2017 option exercises and restricted stock that vested during fiscal 2017 for the named executives.

OPTION EXERCISES AND STOCK VESTED DURING FISCAL 2017

	Option awards		Stock awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquiredon vesting (#)	Value realized on vesting ($)
Christopher Spencer	0	0	0	0
John L. Busshaus	0	0	0	0

Pension Benefits

Liberated Syndication does not have any plans that provide for payments or other benefits at, following, or in connection with retirement.

Nonqualified Deferred Compensation

Liberated Syndication does not have a Deferred Compensation Plan for its executive officers.

Other Potential Post-Employment Payments

As of December 31, 2017, there were no named executives with employment contracts that require or required severance or other post-employment payments.

Summary Information about Equity Compensation Plans

As of December 31, 2017, Liberated Syndication does not have any Stock Option Compensation Plans.

Stockholder Approval of Equity Compensation Plans.    The following table presents information as of December 31, 2017, about Liberated Syndication’s common stock that may be issued upon the exercise of options granted to employees, consultants or members of the Board of Directors under all of our existing equity compensation plans and individual arrangements. As described above, Liberated Syndication does not have any stock option plans under which options have been granted.

Plan Category	Maximum sharesto be issued uponexercise of options	Weighted-averageexercise price ofoutstanding options	Shares remainingavailable for futureissuance underexisting equitycompensation plans(excluding sharesreflected infirst column)
Plans approved by stockholders	-	$-	-
Plans not approved by stockholders	-	-	-

Total	-	$-	-

DIRECTOR COMPENSATION

In 2018, the Board of Directors will consider stock options or other appropriate equity incentive grants to the outside directors. Liberated Syndication reimburses directors for out-of-pocket expenses they incur when attending meetings of the Board. Salaried executives who serve as directors are not paid for their services as directors and accordingly, Christopher Spencer is not included in the director compensation table below.

The following table sets forth the compensation Liberated Syndication paid its non-employee directors in 2017. Unless otherwise noted, the amounts shown represent what was earned in fiscal 2017.

DIRECTOR COMPENSATION TABLE – FISCAL 2017

Name	Fees earnedor paidin cash($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total($)
Doug Polinsky	42,000	448,000	0	0	0	0	490,000
J. Gregory Smith	42,000	448,000	0	0	0	0	490,000
Denis Yevstifeyev	42,000	448,000	0	0	0	0	490,000

All outside directors will receive a base annual cash compensation of $36,000, which will be paid monthly.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of March 22, 2018 regarding the beneficial ownership of our common stock, for:

●
each person (or group of affiliated persons) who, insofar as we have been able to ascertain, beneficially owned more than 5% of the outstanding shares of our common stock:
●
each director;
●
each named executive; and
●
all directors and executive officers as a group.

We relied on information received from each stockholder as to beneficial ownership, including information contained on Schedules 13D and 13G and Forms 3, 4 and 5.  As of March 22, 2018 there were 29,595,473 shares of common stock outstanding.

Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Owner %
10% Stockholders:
None
Directors:
Douglas Polinsky	504,241	1.7%
J. Gregory Smith	541,000	1.7%
Denis Yevstifeyev	500,000	1.7%
Executive Officers:
Christopher Spencer, Chief Executive Officer	2,834,392	9.5%
John L. Busshaus	2,207,524	7.4%
All directors and executive officers as a group (5 persons)	6,587,157	22.1%
* Less than 1%
(1) The address of each director and officer is c/o Liberated Syndication, 5001 Baum Blvd. Suite 770, Pittsburgh, Pennsylvania 15213.

Changes in Control

There are no known arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons.

During the fiscal years ended December 31, 2017 and 2016, there were no transactions, and there are no currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

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

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed to Liberated Syndication by its principal auditor during the calendar years ended December 31, 2017 and 2016:

Fee category	2017	2016
Audit Fees (1)	$70,000	$45,000
Audit – related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$70,000	$45,000

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

Audit-related fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of Liberated Syndication’s financial statements and are not reported under "Audit fees."

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements.

Consolidated Balance Sheets of Liberated Syndication Inc. and subsidiaries as of December 31, 2017 and 2016
Consolidated Statements of Operations of Liberated Syndication Inc. and subsidiaries for the years ended December 31, 2017 and 2016
Consolidated Statements of Stockholders' Equity of Liberated Syndication Inc. and subsidiaries for the years ended December 31, 2017 and 2016
Consolidated Statements of Cash Flows of Liberated Syndication Inc. and subsidiaries for the years ended December 31, 2017 and 2016
Notes to Consolidated Financial Statements

(b) Exhibits. (1)

Exhibit
Number Description

Exhibit Number	Description
2.1	Share Purchase Agreement among Liberated Syndication, Inc. and Kevin Martin dated December 21, 2017 (2)
3.1	Articles of Incorporation (3)
3.2	Bylaws (3)
10.1	Tax Matters Agreement (3)
10.[2]	Stock Agreement of Christopher J. Spencer dated April 13, 2017(4)*
10.[3]	Stock Agreement of John Busshaus dated April 13, 2017(4)*
10.[4]	Stock Agreement of Douglas Polinsky dated April 13, 2017(4)*
10.[5]	Stock Agreement of Denis Yevstifeyev dated April 13, 2017(4)*
10.[6]	Stock Agreement of John G. Smith dated April 13, 2017(4)*
10.[7]	Stock Agreement of Christopher J. Spencer dated December 15, 2017(5)*
10.[8]	Stock Agreement of John Busshaus dated December 15, 2017(5)*
10.[9]	Stock Agreement of Douglas Polinsky dated December 15, 2017(5)*
10.[10]	Stock Agreement of Denis Yevstifeyev dated December 15, 2017(5)*
10.[11]	Stock Agreement of John G. Smith dated December 15, 2017(5)*
10.[12]	Loan Agreement among Liberated Syndication, Webmayhem, Inc., Pair Networks, Inc. and First Commonwealth Bank dated December 27, 2017 (2)
21	Subsidiaries of Registrant
31.1	302 Certification of Christopher J. Spencer
31.2	302 Certification of John Busshaus
32	906 Certification

* Indicates a management contract or compensatory plan or arrangement.

(1)
Summaries of all exhibits contained within this Report are modified in their entirety by reference to these Exhibits.
(2)
Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2018.
(3)
Incorporated by reference to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 19, 2016.
(4)
Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2017.
(5)
Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2017.

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

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  LIBERATED SYNDICATION INC.

Date:	3/26/18	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	3/26/18	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	3/26/18	/s/ John Busshaus
John Busshaus
Chief Financial Officer