Form 10-Q
period 2018-03-31
Liberated Syndication Inc.
filed 2018-05-15
CIK 1667489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from__________to__________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐No☒

As of May 11, 2018, there were 29,776,974 shares of common stock, par value $0.001, of the registrant issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Unaudited Condensed Consolidated Financial Statements of Liberated Syndication Inc., a Nevada corporation ( the “Company,” “Libsyn,” “Pair”, “we,” “our,” “us” and words of similar import), required to be filed with this 10-Q Quarterly Report were prepared by management and commence on the following page, together with related notes. In the opinion of management, the Unaudited Condensed Consolidated Financial Statements fairly present the financial condition of the Company.

LIBERATED SYNDICATION INC.
FINANCIAL STATEMENTS

CONTENTS

PAGE
Unaudited Condensed Consolidated Balance Sheets	4

Unaudited Condensed Consolidated Statements of Operations	5

Unaudited Condensed Consolidated Statements of Cash Flows	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018		December 31, 2017
CURRENT ASSETS:
Cash	$6,587,745		$5,211,845
Accounts receivable, net	671,683	[1]	660,139[1]
Prepaid expenses	142,699		186,425
Prepaid domains, net	108,623		-
Total current assets	7,510,750		6,058,409

Property and equipment, net	2,704,454		3,007,025
Goodwill	16,388,171		16,352,069
Definite life - intangible assets	9,179,671		9,644,000
Prepaid domains, net of current portion	72,835		-
Other	3,582		7,076
Total assets	$35,859,463		$35,068,579

CURRENT LIABILITIES:
Accounts payable	$484,596		$440,565
Accrued expenses	313,013		769,485
Deferred revenue, net	1,910,125		1,247,686
Current portion of capital lease obligation	70,160		69,243
Current portion of loans payable, net of $31,746 discount	1,568,254		1,566,634
Total current liabilities	4,346,148		4,093,613

LONG TERM LIABILITIES:
Loans payable, net of $72,231 discount, less current portion	7,927,769		8,320,366
Capital lease obligation, net of current portion	55,929		73,817
Deferred revenue, net	260,814		133,617
Total long-term liabilities	8,244,512		8,527,800
Total liabilities	12,589,603		12,621,413

STOCKHOLDERS' EQUITY
Common stock	59,611		29,596
Additional paid-in capital	35,093,164		34,804,457
Retained Earnings (accumulated deficit)	(11,853,972)		(12,386,887)
Total stockholders' equity	23,268,803		22,447,166
Total liabilities and stockholders' equity	$35,859,463		$35,068,579

Liberated Syndication Inc. and Subsidiaries Balance Sheet (Parenthetical)
Statement of Financial Position	March 31, 2018	December 31, 2017
Allowance for doubtful accounts	14,000	14,000
Common stock authorized	200,000,000	200,000,000
Common stock par value	0.001	0.001
Common stock outstanding	29,776,974	29,595,473

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended
	March 31, 2018	March 31, 2017
Revenue	$5,059,305	$2,494,111

Costs and operating expenses

Cost of revenue (excluding depreciation and amortization)	707,370	617,054
General and administrative	1,387,312	468,247
Non-cash compensation	318,000	1,752,000
Technology	373,326	143,042
Selling	217,002	76,038
Customer support	668,230	191,820
Depreciation and amortization	766,900	4,304
Total costs and operating expenses	3,730,770	3,252,205
Operating income (loss)	621,165	(758,394)

Interest expense	(100,596)	-
Interest income	9,665	-
Other income (expense)	2,681	-
Income (loss) from operations	532,915	(758,394)

Income tax expense (benefit)	-	-
Net Income (loss)	$532,915	$(758,394)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE	$0.02	$(0.03)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	29,644,362	23,725,860

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	March 31, 2018	March 31, 2017

Cash Flows from Operating Activities
Net income (loss)	$532,915	$(451,138)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	766,900	4,304
Issuance of common stock	318,000	1,752,000
Discount on loan fees	9,023	-
Deferred taxes	-	(307,256)
Change in assets and liabilities:
Accounts receivable	(76,925)	(248,402)
Prepaid expenses	(134,237)	(53,769)
Accounts payable	44,031	38,109
Accrued expense	(456,472)	(291,575)
Deferred revenue	789,635	5,202
Net Cash Provided by Operating Activities	1,792,870	447,475

Cash Flows from Investing Activities:

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Repayment on term loan	(400,000)	-
Repayment on capital lease	(16,970)	-
Net Cash Used in Financing Activities	(416,970)	-

Net Increase in Cash	1,375,900	447,475
Cash at Beginning of Period	5,211,845	4,875,458
Cash at End of Period	$6,587,745	$5,322,933

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$96,730	$-
Income taxes	-	-

Supplemental Non-Cash Investing and Financing Activities
Unregistered/restricted stock awards issued	$318,000	$1,752,000

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Liberated Syndication Inc., (“Company”, “parent”), a Nevada Corporation, was organized on September 30, 2015. Webmayhem, Inc. (“Libsyn”), a Pennsylvania corporation, currently a wholly owned subsidiary of the Company, was originally organized on January 1, 2001. Libsyn provides podcast hosting services for producers of content. Libsyn also offers ad insertion on certain of the producers’ content. On December 27, 2017, the Company purchased all the issued and outstanding shares of Pair Networks Inc., (“Pair”), a Pennsylvania corporation, and subsidiaries Ryousha Kokusai, LLC (”Ryousha”) and 660837 N.B., Inc. (“NB”), in a transaction accounted for as a purchase. Pair provides web hosting services and domain name registrations.

Prior Period Reclassifications - Reclassifications of certain immaterial prior period amounts have been made to conform to the current period presentation.

Consolidation - The financial statements presented reflect the accounts of the parent, Libsyn, Ryousha, NB and Pair. All inter-company transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents. At March 31, 2018, the Company had $6,045,217 cash balances in excess of federally insured limits.

Accounts Receivable – Accounts receivable consist of trade receivables arising in the normal course of business. At March 31, 2018 and 2017, the Company has an allowance for doubtful accounts of $14,000 and $14,000, respectively, which reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the three months ended March 31, 2018 and 2017, the Company adjusted the allowance for bad debt by $0.

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

Software Development Costs - Software development costs associated with software to be sold, leased, or for internal use are expensed as incurred until technological feasibility, defined as a working model or prototype, has been established. At that time, such costs are capitalized until the product is available for general release. To date, costs incurred between the completion of a working model and the point at which the product is ready for general release have been insignificant. Accordingly, the Company has expensed all such costs to research and development during the three months ended March 31, 2018 and 2017. Research and development costs totaling $373,326 and 143,042 for the three months ended March 31, 2018 and 2017, respectively, were included in cost of revenue.

Goodwill – Goodwill is evaluated for impairment annually in the fourth quarter of the Company’s fiscal year, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. Management noted no triggering events during the period ended March 31, 2018.

Advertising Costs – Advertising costs are expensed as incurred and amounted to $40,434 and $8,867 for the three months ending March 31, 2018 and 2017, respectively.

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

Revenue Recognition - On January 1, 2018, we adopted the Financial Accounting Standards Board's (FASB) new revenue recognition standard using the modified retrospective method applied to those contracts not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under the new standard, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting.

The adoption of the new standard did not have a material impact to our financial statements.

Revenue is recognized when control of the promised services is transferred to our customers, in an amount reflecting the consideration we expect to be entitled to in exchange for those services.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Certain products are generally sold with a right of return within our policy, which are accounted for as variable consideration when estimating the amount of revenue to recognize. Refunds are estimated at contract inception using the expected value method based on historical refund experience and updated each reporting period as additional information becomes available and only to the extent it is probable a significant reversal of any incremental revenue will not occur. Refunds reduce deferred revenue at the time they are granted and resulted in a reduced amount of revenue recognized over the contract term of the applicable service compared to the amount originally expected.

Our revenue is categorized and disaggregated as follows:

Domains - Domains revenue primarily consists of domain registrations and renewals, domain privacy, domain application fees, domain back-orders, aftermarket domain sales and fee surcharges paid to ICANN. Domain registrations provide a customer with the exclusive use of a domain during the applicable contract term. After the contract term expires, unless renewed, the customer can no longer access the domain. Consideration is recorded as deferred revenue when received, which is typically at the time of sale, and revenue, other than for aftermarket domain sales, is recognized over the period in which the performance obligations are satisfied, which is generally over the contract term. Aftermarket domain revenue is recognized when ownership of the domain is transferred to the buyer.

Hosting Services - Hosting services revenue primarily consists of website hosting products, website building products and services, website security products, an online shopping cart and online visibility products and email accounts. Consideration is recorded as deferred revenue when received, which is typically at the time of sale, and revenue is recognized over the period in which the performance obligations are satisfied, which is generally over the contract term.

Podcast Hosting - Podcast hosting publishing services are billed on a month to month basis, with first month’s bill prorated to the end of the month so all performance obligations are satisfied at each month-end. Consideration is recorded as revenue as the services, the underlying performance obligation, are provided and or satisfied and collection is probable which is generally when received.

Media Subscription Services - The Company facilitates the sale of producers’ premium content through the sale of subscriptions. The amount earned per transaction is fixed with the producers determine the price for the sale of each subscription, and the Company earns a percentage of what the customer pays. The performance obligation is providing the subscription hosting medium and billing services. Accordingly, the Company reports premium subscription revenue on a net basis over the subscription service period in which the performance obligation is satisfied.

Advertising – The Company recognizes revenue from the insertion of advertisements in digital media. The performance obligation is the download of the digital media with the advertisement inserted. The performance obligation to recognized advertising revenue is satisfied upon delivery of the media download and collection is probable.

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

Recently Enacted Accounting Standards - In February 2016, the FASB issued changes to the accounting for leases that primarily affect presentation and disclosure requirements. The new standard will require the recognition of a right to use asset and underlying lease liability for operating leases with an initial life in excess of one year. This standard is effective for us beginning in the first quarter of 2019. We have not yet determined the impact of the new standard on our consolidated financial statements.

Recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 - PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:

	Life	March 31, 2018	December 31, 2017

Furniture, fixtures, and equipment	3-10 yrs	$8,032,178	$8,032,178
Leasehold improvements	3-5 yrs	2,646,400	2,646,400
Software	3 yrs	6,503	6,503
		10,685,081	10,685,081
Less: Accumulated depreciation		(7,980,627)	(7,678,056)
Property & equipment, net		$2,704,454	$3,007,025

Depreciation expense for the three months ended March 31, 2018 and 2017 was $302,571 and $4,304, respectively.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - GOODWILL AND OTHER DEFINITE-LIFE INTANGIBLE ASSETS

Impairment - During the fourth quarter of 2017, management performed its annual test of impairment of goodwill by comparing the net carrying value of the intangible asset with the fair value of the reporting units. Based upon the results of this analysis, it was determined that the goodwill was not impaired.

Goodwill - The following is a summary of goodwill:

	March 31,	December 31,
	2018	2017
Goodwill at beginning of period	$16,352,069	$11,484,251
Acquisition of Pair	36,102	4,867,818
Impairment	-	-
Goodwill at end of period	$16,388,171	$16,352,069

During the first quarter of 2018, the Company completed its net-working capital closing adjustment for the acquisition of Pair, resulting in an additional allocation of $36,102 of goodwill.

Other definite-life intangible assets - Other intangible assets consist of customer relationships, intellectual property, trade name and non-compete, which were generated through the acquisition of Pair. Management considers these intangible assets to have finite-lives except trade name. These assets are being amortized on a straight-line basis over their estimated useful lives.

As of March 31, 2018, identifiable intangible assets consist of following:

	Preliminary Fair Value	Weighted Average Useful Life (in Years)	Accumulated Amortization	Net Carrying Amount
Customer Relationships	$3,947,000	7	$140,965	$3,806,035
Intellectual Property	3,709,000	7	132,464	3,576,536
Trade name	576,000	10	14,400	561,600
Non-compete	1,412,000	2	176,500	1,235,500
Total	$9,644,000		$464,329	$9,179,671

NOTE 3 - GOODWILL AND OTHER DEFINITE-LIFE INTANGIBLE ASSETS - Continued

The estimated future amortization expenses related to other intangible assets as of March 31, 2018 are as follows:

For twelve months ending March 31,
2019	$1,857,314
2020	1,680,814
2021	1,151,314
2022	1,151,314
2023	1,151,314
Thereafter	2,187,601
Total	$9,179,671

NOTE 4 - LOANS

On December 27, 2017, the Company entered into a loan agreement (the “Loan Agreement”) among the Company, Libsyn, and Pair, together, and First Commonwealth Bank, a Pennsylvania bank and trust company (the “Bank”).

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – LOANS - Continued

The Loan Agreement provides for: (i) a revolving credit facility pursuant to which the Company may borrow an aggregate principal amount not to exceed $2,000,000 (the “Revolving Credit Facility”); and (ii) a term loan in a principal amount equal to $8,000,000 (the “Term Loan” and, together with the Revolving Credit Facility, the “Facility”). A portion of the Revolving Credit Facility, up to $500,000, may be used for standby letters of credit for the account of the Company. As of March 31, 2018, $2,000,000 was drawn down on the revolving line with $0 available.

The loan accrues interest at LIBOR plus 175 base points or prime plus 75 basis points at the election of the Company. As of March 31, 2018, the Company has elected LIBOR plus 175 basis points or 3.625%.

The Term Loan is repayable in quarterly installments of $400,000 commencing on March 30, 2018 and on the last day of each June, September, December and March thereafter, through and including September 30, 2022. Accrued interest is payable in arrears not less frequently than quarterly. The remaining unpaid principal balance of the Term Loan, together with accrued interest thereon, is due and payable in full on December 27, 2022. The Term Loan also calls for additional payment equal to the following: 1)100% of the proceeds from the sale of any common shares 2) 100% of the proceeds from the sale of assets not immediately replaced 3)excess liquidity in any given year up to $1,066,667 a year and no more than $3,200,000 over the life of the term loan. As of March 31, 2018, the balance on the term loan was $7,600,000.

The Company, Libsyn and Pair have granted the bank a blanket security interest in their respective assets, and the Company has pledged the stock of Webmayhem Inc. and Pair Networks Inc. to the bank, as security for all obligations under the Loan Agreement.

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

On December 27, 2017, the Company drew $10,000,000 under the Facility to finance a portion of the cash consideration payable to the Seller pursuant to the Share Purchase Agreement. Debt issuance costs of $113,000 for the Facility were recorded as a discount and will be amortized over the life of the Facility. As of March 31, 2018, the discount was $103,977.

Future maturities of the loans at March 31, 2018 are as follows:

For the year ending March 31,
2019	$1,600,000
2020	1,600,000
2021	1,600,000
2022	1,600,000
2023	3,200,000
Thereafter	-
Total	$9,600,000

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - CAPITAL STOCK

Common Stock - The Company has authorized 200,000,000 shares of common stock, $0.001 par value. As of March 31, 2018, 29,795,473 shares were issued and outstanding.

During the first quarter of 2018, the Company issued 200,000 shares of common stock valued at $318,000 to a consultant for services rendered.

During the first quarter of 2018, the seller of Pair Networks Inc., returned $18,499 shares valued at $29,278 to the company as per the terms of the acquisition agreement dated December 27, 2017 in connect the closing adjustment for the net-working capital provision.

During the first quarter 2017, the Company issued 3,650,000 shares of common stock valued at $1,752,000 to officers and directors.

NOTE 6 – DEFERRED REVENUE

Deferred revenue consists of the following:

	March 31, 2018	December 31, 2017
Current:
Hosting services	$1,501,482	$1,032,000
Domains	295,757	104,172
Media subscription	112,885	111,514
	$1,910,125	$1,247,686
Noncurrent:
Hosting services	79,752	50,351
Domains	181,062	83,266
	$2,170,939	$1.381.303

The increase in the deferred revenue balance is primarily driven by payments received in advance of satisfying our performance obligations, offset by revenue recognized during the three months ended March 31, 2018 that was included in the deferred revenue balance as of December 31, 2017. The deferred revenue balance as of March 31, 2018 represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are satisfied.

Deferred revenue as of March 31, 2018 is expected to be recognized as revenue as follows:

	Remainder of 2018	2019	2020	2021	2022	Thereafter	Total
Domains	$239,758	$119,934	$52,213	$32,902	$23,102	$8,610	$476,819
Hosting	1,417,173	164,062	-	-	-	-	1,581,235
Media Subscription	109,798	3,087	-	-	-		112,885
	$1,766,729	$287,083	$52,513	$32,902	$23,102	$8,610	$2,170,939

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – DEFERRED REVENUE - Continued

Disaggregated revenue consists of following:

	Three Months Ended March 31,
	2018	2017
Hosting services	$2,061,495	$-
Podcast Hosting	2,501,107	1,931,188
Advertising	320,664	480,891
Domains	71,796	-
Other	90,028	82,032
	$5,059,305	$2,494,111

NOTE 7 - INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Accounting for Income Taxes which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At March 31, 2018 and 2017, the total of all deferred tax assets was $3,303,428 and $3,876,789, respectively, and the total of the deferred tax assets related to goodwill was $1,890,006 and $2,214,117, respectively. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets the Company established a valuation allowance equal to the deferred tax asset. The change in the valuation allowance for the three months ended March 31, 2018 and 2017 was $(155,239) and $(127,777), respectively.

The components of income tax expense (benefit) from continuing operations for the three months ended March 31, 2018 and 2017 consist of the following:

	For the Three Months Ended
	March 31,
	2018	2017
Current tax expense:
Federal	$-	$-
State	-	-
Current tax expense	-	-

Deferred tax expense (benefit):
Depreciation	(219,281)	-
Intangible Assets	41,290	127,777
Valuation Allowance	(155,239)	(127,777)
Net operating loss carryforward	333,230	(307,256)
Subtotal deferred tax expense/(benefit)	-	(307,256)
Income tax expense/(benefit)	$-	$(307,256)

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES – continued

Deferred income tax expense/(benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

A reconciliation of income tax expense as the federal statutory rate to income tax expense at the Company’s effective rate is as follows:

	For the Three Months Ended March 31,
	2018	2017

Computed tax at the expected statutory rate	$112,134	$(257,854)
State and local income taxes, net of federal	42,405	(49,906)
Other non-deductible expenses	700	504
Valuation Allowance	(155,239)	-
Income tax expense/(benefit)	$-	$(307,256)

The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset at March 31, 2018 and 2017:

	March 31,	March 31,
	2018	2017
Net deferred tax assets (liabilities):
Depreciation and amortization	353,435	-
Goodwill - impaired	2,066,632	2,903,618
Intangible assets – tax amortization	(4,090,793)	(5,117,735)
Net operating loss carryforward	4,974,154	6,090,906
Valuation allowance	(3,303,428)	(3,569,533)
Netterm deferred tax assets (liabilities)$	$-	307,256

NOTE 8 - LEASES

Operating Lease - The Company leases two office spaces in Pittsburgh, Pennsylvania. The corporate headquarters’ lease is for $4,841 a month through April 2022. The office space for Pair is $34,400 a month through September 2022.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of March 31, 2018 are as follows:

Year ending March 31:	Lease Payments
2019	466,260
2020	466,260
2021	466,260
2022	262,176
Thereafter	4,841
Total Minimum Lease Payment	$1,665,797

Lease expense charged to operations was $153,337 and $74,399 for the three months ended March 31, 2018 and 2017, respectively.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 –EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the weighted average number of shares of common stock outstanding for the periods presented for the periods ended:

	For the Three Months Ended March 31,
	2018	2017
Income(loss) from operations available to common stockholders(numerator)$	$532,915	(451,138)
Net income (loss) available to common stockholders (numerator)	532,915	(451,138)
Weighted average number of common shares outstanding during the period used in earnings per share (denominator)	29,644,362	23,725,860

NOTE 10 – COMMITMENTS AND CONTINGENCIES

After the Spin-Off, FAB Universal Corp. (“FAB”), the former parent company of the Company, may have obligations that at the present time are unknown or unforeseen. As the nature of such obligations are unknown, we are unable to provide an estimate of the potential obligation. However, should FAB incur such obligations, the Company may be financially obligated to pay any losses incurred.

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

NOTE 11 - SEGMENT REPORTING

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company's business segments.

The Company is engaged in providing hosting services. The Company's chief operating decision maker (“CODM”) has been identified as the CEO who reviews the financial information of separate operating segments when making decisions about allocating resources and assessing performance of the group. Based on management's assessment, the Company has determined that it has two operating segments as of March 31, 2018 which are podcast hosting services (Libsyn) and internet hosting services (Pair).

The following table presents summary information by segment for the three months ended March 31, 2018 and 2017, respectively:

	2018			2017
(in thousands)	Libsyn	Pair	Total	Libsyn	Pair	Total
Revenue	$2,882	$2,177	$5,059	$2,494	$-	$2,494
Cost of revenue	534	173	707	617	-	617
Gross margin	2,348	2,004	4,352	1,877	-	1,877

Total assets	$17,682	$18,177	$35,859	$17,569	$-	$17,569
Depreciation and amortization	$8	$759	$767	$4	$-	$4

NOTE 12 - SUBSEQUENT EVENTS

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

Podcast Hosting and Distribution

Libsyn is a Podcast Service Provider offering hosting and distribution tools which include storage, bandwidth, RSS creation, destination distribution and audience statistics and analytics. Podcast producers can chose from a variety of hosting plan levels based on the requirements for their podcast. Plans are designed to provide full-featured podcast tools with generous storage and bandwidth transfer.

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

During the first three months of 2018, Libsyn generated 70% of its revenue from Podcast hosting fees paid by Libsyn4 Producers. LibsynPro revenue is 18% of overall revenues, and Advertising revenue makes up 10% revenues. App subscriptions make up 2% of total Libsyn revenues. During the first three months of 2017, those revenues contributions were 62% for Libsyn4, 16%, for LibsynPro, 19% for Advertising and 3% for App subscriptions.

Trends in the number of podcast shows on the Libsyn network and podcast consumption affect our revenue and financial results as they are directly related to cash flow and cost of revenue. Management believes that over the next 3 months, growth in the podcasting industry and Libsyn’s market leadership will continue to fuel expansion of the Libsyn network and revenue. The Company expects to see year-over-year bandwidth usage continue to grow in 2018.

Pair Networks, Inc. (“Pair”)

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

Results of Operations

Three Months Ended March 31, 2018 and 2017.

During the three months ended March 31, 2018, the Company recorded revenues of $5,059,305, a 103% increase over revenues of $2,494,111 for the same period in 2017. The increase for 2018 reflects an increase in Libsyn4 hosting revenue as well as LibsynPro, offset by decreases in Premium Subscription and Advertising revenue. Pair contributed $2,177,115 of revenue during the first quarter of 2018. Libsyn4 hosting revenue increased due to the 30% growth in the number of podcasts on the network when comparing the first quarter of 2018 versus 2017. LibsynPro revenue increased as a result of additional LibsynPro networks using our platform in 2018 with increased bandwidth usage fees for delivery of podcasts contributing to the majority of the revenue gain. Advertising revenue decreased 37% in the first quarter of 2018 versus 2017. The decrease resulted from decrease in the dollars being spent on ad campaigns during the first quarter of 2018 with existing advertisers. Premium subscription revenue increased $23,409.

During the three months ended March 31, 2018, cost of revenue totaled $707,370, a 15% increase as compared to $617,054 for the same period in 2017. This is a reflection of the increase the ad sharing that is being paid to producers in 2018 versus 2017. Pair contributed $170,800 to cost of revenue during the first quarter of 2018.

The Company recorded total operating expenses of $3,730,770 during the three months ended March 31, 2018, a 15% increase as compared to operating expenses of $3,252,205 in the same period of 2017. The increase is increase in general and administrative were primarily driven by the addition of the Pair business, offset by a decrease in non-cash compensation. General and administrative expenses totaled $1,387,312 in 2018 versus $468,247 in 2017, an increase of 196%. Technology expenses represented $373,326 in 2018 versus $143,042 in 2017, driven by an increase in wages from the addition of Pair during 2018. Selling expenses in 2018 were $217,002 versus $76,038 in 2017 with the addition of the selling team for Pair. Customer support expenses in 2018 were $668,230 versus $191,820 in 2017 driven by the 24/7 support provided by Pair.

Interest expense for the first quarter of 2018 was $100,596, which represents interest on the loan facility obtained in connection with the acquisition of Pair.

The Company’s net income was $532,915 for the three months ended March 31, 2018. This represents a $1,290,309 increase from our net loss of $758,394 for the three months ended March 31, 2017.

Liquidity and Capital Resources.

Cash on hand was $6,587,745 at March 31, 2018, an increase of $1,375,900 over the $5,211,845 on hand at December 31, 2017. Cash provided by operations for the three months ended March 31, 2018, was $1,792,870, an increase of $1,345,395 over the $447,475 cash provided by operations for the three months ended March 31, 2017. The contribution from Pair of this cash generation totaled $608,140, and Libsyn added $737,255. This increase is driven from our operating results of both segments of our business.

Cash used in financing activities was $416,970 for the three months ended March 31, 2018 and $0 in 2017. During the first quarter, we made our payment on the loan used to acquire Pair, $400,000 as well as $16,970 of payments on our capital lease.

The increase in cash of $1,375,900 during the first quarter of 2018 is a reflection of the strength of the overall business during the quarter.

Off-balance sheet arrangements

We have operating leases for certain facilities, but otherwise do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, or capital resources.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of March 31, 2018 are as follows:

Year ending March 31:	Lease Payments
2019	466,260
2020	466,260
2021	466,260
2022	262,176
Thereafter	4,841
Total Minimum Lease Payment	$1,665,797

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

As of March 31, 2018, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

(b) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

     None; not applicable.

Item 4. Mine Safety Disclosures.

     None; not applicable.

Item 5. Other Information.

None; not applicable.

(a)
During the quarterly period ended March 31, 2018, there were no changes to the procedures by which shareholders’ may recommend nominees to the Company’s board of directors.

Item 6. Exhibits.

(iii)	Exhibit No.	Description

	31.1	302 Certification of Christopher J. Spencer

	31.2	302 Certification of John Busshaus

	32	906 Certification

101.1
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	5/15/18	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	5/15/18	/s/ John Busshaus
John Busshaus
Chief Financial Officer