Form 10-Q
period 2018-06-30
Liberated Syndication Inc.
filed 2018-08-14
CIK 1667489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of ‘‘large accelerated filer”, “accelerated filer,’’ “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of August 10, 2018, there were 29,776,974 shares of common stock, par value $0.001, of the registrant issued and outstanding.

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

LIBERATED SYNDICATION INC.
FINANCIAL STATEMENTS

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
CURRENT ASSETS:
Cash	$8,169,634	$5,211,845
Accounts receivable, net	437,644[1]	660,139[1]
Prepaid expenses	178,428	186,425
Prepaid domains, net	173,568	-
Total current assets	8,959,274	6,058,409

Property and equipment, net	2,552,145	3,007,025
Goodwill	16,388,171	16,352,069
Definite life - intangible assets	8,715,343	9,644,000
Prepaid domains, net of current portion	115,965	-
Other	3,582	7,076
Total assets	$36,734,480	$35,068,579

CURRENT LIABILITIES:
Accounts payable	$551,589	$440,565
Accrued expenses	433,754	769,485
Deferred revenue, net	2,142,795	1,247,686
Current portion of capital lease obligation	71,090	69,243
Current portion of loans payable, net of $30,573 and $33,366 discount, respectively	1,569,427	1,566,634
Total current liabilities	4,768,655	4,093,613

LONG TERM LIABILITIES:
Loans payable, net of $65,066 and $79,634 discount, respectively, less current portion	7,534,933	8,320,366
Capital lease obligation, net of current portion	37,804	73,817
Deferred revenue, net	301,719	133,617
Total long-term liabilities	7,874,456	8,527,800
Total liabilities	12,643,111	12,621,413

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock	29,778	29,596
Additional paid-in capital	35,092,997	34,804,457
Accumulated deficit	(11,031,406)	(12,386,887)
Total stockholders' equity	24,091,369	22,447,166
Total liabilities and stockholders' equity	$36,734,480	$35,068,579

Liberated Syndication Inc. and Subsidiaries Balance Sheet (Parenthetical)
Statement of Financial Position	June 30, 2018	December 31, 2017
Allowance for doubtful accounts [1]	14,000	14,000
Common stock authorized	200,000,000	200,000,000
Common stock par value	0.001	0.001
Common stock issued and outstanding	29,776,974	29,595,473

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Revenue	$5,305,762	$2,498,902	$10,365,067	$4,993,013

Costs and operating expenses

Cost of revenue (excluding depreciation and amortization)	704,515	580,724	1,411,885	1,197,778
General and administrative	1,516,587	646,981	2,903,899	1,274,525
Non-cash compensation	-	-	318,000	1,752,000
Technology	492,573	163,017	865,899	306,059
Selling	210,371	83,896	427,373	159,934
Customer support	707,065	53,099	1,375,295	85,622
Depreciation and amortization	769,365	4,015	1,536,265	8,319
Total costs and operating expenses	4,400,476	1,531,732	8,838,616	4,784,237
Operating income	905,286	967,170	1,526,451	208,776

Interest expense	(98,607)	-	(199,203)	-
Interest income	13,401	-	23,066	-
Other income	2,486	-	5,167	-
Income from operations before income taxes	822,566	967,170	1,355,481	208,776

Income tax expense (benefit)	-	-	-	-
Net Income	$822,566	$967,170	$1,355,481	$208,776

BASIC AND DILUTED INCOME PER COMMON SHARE	$0.03	$0.04	$0.05	$0.01
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	29,776,974	24,446,578	29,711,034	24,083,595

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	June 30, 2018	June 30, 2017

Cash Flows from Operating Activities
Net income	$1,355,481	$208,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,536,265	8,319
Issuance of common stock for services	318,000	1,752,000
Discount on loan fees	17,361	-
Change in assets and liabilities:
Accounts receivable	157,115	(506,269)
Prepaid expenses	(278,042)	(27,703)
Accounts payable	111,024	163,380
Accrued expense	(335,730)	(282,281)
Deferred revenue	1,063,210	(6,460)
Net Cash Provided by Operating Activities	3,944,684	1,309,762

Cash Flows from Investing Activities:

Purchase of property and equipment	(152,729)	-
Net Cash Used in Investing Activities	(152,729)	-

Cash Flows from Financing Activities:
Repayment on term loan	(800,000)	-
Repayment on capital lease	(34,166)	-
Re-purchase of common stock		(8,000)
Net Cash Used in Financing Activities	(834,166)	(8,000)

Net Increase in Cash	2,957,789	1,301,762
Cash at Beginning of Period	5,211,845	4,875,458
Cash at End of Period	$8,169,634	$6,177,220

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$146,194	$-
Income taxes	-	-

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

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents. At June 30, 2018, the Company had $7,711,981 cash balances in excess of federally insured limits.

Accounts Receivable – Accounts receivable consist of trade receivables arising in the normal course of business. At June 30, 2018 and December 31, 2017, the Company has an allowance for doubtful accounts of $14,000 and $14,000, respectively, which reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the six months ended June 30, 2018 and 2017, the Company adjusted the allowance for bad debt by $0.

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

Software Development Costs - Software development costs associated with software to be sold, leased, or for internal use are expensed as incurred until technological feasibility, defined as a working model or prototype, has been established. At that time, such costs are capitalized until the product is available for general release. To date, costs incurred between the completion of a working model and the point at which the product is ready for general release have been insignificant. Accordingly, the Company has expensed all such costs to technology during the six months ended June 30, 2018 and 2017. Software development costs totaled $865,899 and $306,059 for the six months ended June 30, 2018 and 2017, respectively.

Goodwill – Goodwill is evaluated for impairment annually in the fourth quarter of the Company’s fiscal year, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. Management noted no triggering events during the period ended June 30, 2018.

Advertising Costs – Advertising costs are expensed as incurred and amounted to $67,368 and $16,140 for the six months ending June 30, 2018 and 2017, respectively.

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

Advertising – The Company recognizes revenue from the insertion of advertisements in digital media. The performance obligation is the download of the digital media with the advertisement inserted. The performance obligation to recognize advertising revenue is satisfied upon delivery of the media download and collection is probable.

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

NOTE 2 - PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:

	Life	June 30, 2018	December 31, 2017

Furniture, fixtures, and equipment	3-10 yrs	$8,184,907	$8,032,178
Leasehold improvements	3 - 5 yrs	2,646,400	2,646,400
Software	3 yrs	6,503	6,503
		10,837,810	10,685,081
Less: Accumulated depreciation		(8,285,665)	(7,678,056)
Property & equipment, net		$2,552,145	$3,007,025

Depreciation expense for the six months ended June 30, 2018 and 2017 was $607,608 and $8,319, respectively.

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

Goodwill - The following is a summary of goodwill:

	June 30,	December 31,
	2018	2017

Goodwill at beginning of period	$16,352,069	$11,484,251
Acquisition of Pair	36,102	4,867,818
Impairment	-	-
Goodwill at end of period	$16,388,171	$16,352,069

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

As of June 30, 2018, identifiable intangible assets consist of following:

	Preliminary Fair Value	Weighted Average Useful Life (in Years)	Accumulated Amortization	Net Carrying Amount
Customer Relationships	$3,947,000	7	$281,928	$3,665,072
Intellectual Property	3,709,000	7	264,929	3,444,071
Trade name	576,000	10	28,800	547,200
Non-compete	1,412,000	2	353,000	1,059,000
Total	$9,644,000		$928,657	$8,715,343

Amortization expense for the six months ended June 30, 2018 and 2017 was $928,657 and $0, respectively

NOTE 3 - GOODWILL AND OTHER DEFINITE-LIFE INTANGIBLE ASSETS - Continued

The estimated future amortization expenses related to other intangible assets as of June 30, 2018 are as follows:

For twelve months ending June 30,
2019	$1,857,314
2020	1,504,314
2021	1,151,314
2022	1,151,314
2023	1,151,314
Thereafter	1,899,773
Total	$8,715,343

NOTE 4 - LOANS

On December 27, 2017, the Company entered into a loan agreement (the “Loan Agreement”) among the Company, Libsyn, and Pair, together, and First Commonwealth Bank, a Pennsylvania bank and trust company (the “Bank”).

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – LOANS - Continued

The Loan Agreement provides for: (i) a revolving credit facility pursuant to which the Company may borrow an aggregate principal amount not to exceed $2,000,000 (the “Revolving Credit Facility”); and (ii) a term loan in a principal amount equal to $8,000,000 (the “Term Loan” and, together with the Revolving Credit Facility, the “Facility”). A portion of the Revolving Credit Facility, up to $500,000, may be used for standby letters of credit for the account of the Company. As of June 30, 2018, $2,000,000 was drawn down on the revolving line with $0 available.

The loan currently accrues interest at LIBOR plus 150 base points or prime plus 75 basis points at the election of the Company. As of June 30, 2018, the Company has elected LIBOR plus 150 basis points or 3.599%.

 The Term Loan is repayable in quarterly installments of $400,000 commencing on March 30, 2018 and on the last day of each June, September, December and March thereafter, through and including September 30, 2022. Accrued interest is payable in arrears not less frequently than quarterly. The remaining unpaid principal balance of the Term Loan, together with accrued interest thereon, is due and payable in full on December 27, 2022. The Term Loan also calls for additional payment equal to the following: 1)100% of the proceeds from the sale of any common shares 2) 100% of the proceeds from the sale of assets not immediately replaced 3)excess liquidity in any given year up to $1,066,667 a year and no more than $3,200,000 over the life of the term loan. As of June 30, 2018, the balance on the term loan was $7,200,000.

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

On December 27, 2017, the Company drew $10,000,000 under the Facility to finance a portion of the cash consideration payable to the Seller pursuant to the Share Purchase Agreement. Debt issuance costs of $113,000 for the Facility were recorded as a discount and will be amortized over the life of the Facility. As of June 30, 2018, the discount was $95,639.

Future maturities of the loans at June 30, 2018 are as follows:

For the year ending June 30,
2019	$1,600,000
2020	1,600,000
2021	1,600,000
2022	1,600,000
2023	2,800,000
Thereafter	-
Total	$9,200,000

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - CAPITAL STOCK

Common Stock - The Company has authorized 200,000,000 shares of common stock, $0.001 par value. As of June 30, 2018, 29,776,974 shares were issued and outstanding.

During the first quarter of 2018, the Company issued 200,000 shares of common stock valued at $318,000 to a consultant for services rendered.

During the first quarter of 2018, the seller of Pair Networks Inc., returned $18,499 shares valued at $29,278 to the company as per the terms of the acquisition agreement dated December 27, 2017 in connection with the closing adjustment for the net-working capital provision.

During the first quarter of 2017, the Company issued 3,650,000 shares of common stock valued at $1,752,000 to officers and directors.

During the second quarter of 2017, the Company repurchased 40,000 shares of common stock for $8,000, and the stock was retired.

NOTE 6 – DEFERRED REVENUE

Deferred revenue consists of the following:

	June 30, 2018	December 31, 2017
Current:
Hosting services	$1,620,020	$1,032,000
Domains	413,546	104,172
Media subscription	109,229	111,514
	$2,142,795	$1,247,686
Noncurrent:
Hosting services	63,993	50,351
Domains	237,726	83,266
	$2,444,514	$1.381.303

Deferred revenue as of June 30, 2018 is expected to be recognized as revenue as follows:

	Remainder of 2018	2019	2020	2021	2022	Thereafter	Total

Domains	$251,672	$217,351	$76,061	$50,972	$40,367	$14,849	$651,272
Hosting	1,269,210	336,865	77,938	-	-	-	1,684,013
Media Subscription	90,617	18,612	-	-	-	-	109,229
	$1,611,499	$572,828	$153,999	$50,972	$40,367	$14,849	$2,444,514

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – DEFERRED REVENUE - Continued

Disaggregated revenue consists of following:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Hosting services	$2,132,140	$-	$4,193,635	$-
Podcast hosting	2,649,525	2,037,114	5,150,632	3,968,302
Advertising	250,750	361,077	571,414	841,968
Domains	116,499	-	188,295	-
Other	156,848	100,711	261,091	182,743
	$5,305,762	$2,498,902	$10,365,067	$4,993,013

NOTE 7 - INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Accounting for Income Taxes which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At June 30, 2018 and 2017, the total of all deferred tax assets was $3,065,240 and $3,483,876, respectively, and the total of the deferred tax assets related to goodwill was $2,094,959 and $2,341,894, respectively. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets the Company established a valuation allowance equal to the deferred tax asset. The change in the valuation allowance for the six months ended June 30, 2018 and 2017 was $393,426 and $85,657, respectively.

The components of income tax expense (benefit) from continuing operations for the six months ended June 30, 2018 and 2017 consist of the following:

	For the Six Months Ended
	June 30,
	2018	2017
Current tax expense:
Federal	$-	$-
State	-	-
Current tax expense	-	-

Deferred tax expense (benefit):
Depreciation	(438,642)	-
Intangible Assets	354,295	255,554
Valuation Allowance	(393,426)	(85,657)
Net operating loss carryforward	477,773	(169,897)
Subtotal deferred tax expense/(benefit)	-	-
Income tax expense/(benefit)	$-	$-

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES – continued

Deferred income tax expense/(benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

A reconciliation of income tax expense as the federal statutory rate to income tax expense at the Company’s effective rate is as follows:

	For the Six Months Ended June 30,
	2018	2017

Computed tax at the expected statutory rate	$284,651	$70,984
State and local income taxes, net of federal	107,467	13,912
Other non-deductible expenses	1,308	761
Valuation Allowance	(393,426)	(85,657)
Income tax expense/(benefit)	$-	$-

The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset at June 30, 2018 and 2017:

	June 30,	June 30,
	2018	2017
Net deferred tax assets (liabilities):
Depreciation and amortization	438,642	-
Goodwill - impaired	2,066,632	2,903,618
Intangible assets – tax amortization	(4,269,644)	(5,245,512)
Net operating loss carryforward	4,829,610	5,825,770
Valuation allowance	(3,065,240)	(3,483,876)
Net term deferred tax assets (liabilities)$	$-	-

NOTE 8 - LEASES

Operating Lease - The Company leases two office spaces in Pittsburgh, Pennsylvania. The corporate headquarters’ lease is for $4,841 a month through April 2022. The office space for Pair is $34,014 a month through September 2021.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of June 30, 2018 are as follows:

Year ending June 30:	Lease Payments
2019	466,260
2020	466,260
2021	466,260
2022	150,452
Total Minimum Lease Payment	$1,549,232

Lease expense charged to operations was $306,071 and $139,041 for the six months ended June 30, 2018 and 2017, respectively.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 –EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the weighted average number of shares of common stock outstanding for the periods presented for the periods ended:

	For the Three Months		For the Six Months
	June 30		June 30
	2018	2017	2018	2017

Income from operations available to common stockholders (numerator)	$822,566	$967,170	$1,355,481	$208,776
Income available to common stockholders (numerator)	822,566	967,170	1,355,481	208,776
Restated Weighted average number of common shares outstanding during the period used in earnings per share (denominator)	29,776,974	24,446,578	29,711,034	24,083,595

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

The Company has a 401 (k) plan and profit sharing plan for the benefit of the employees of the Company. Employees are eligible to participate in the plan the first of the month following their hire date and attaining the age of 21. Profit sharing contributions are made at the discretion of the Board of Directors and vest 100% after the second year of service. The Company made a $100,000 profit sharing contribution to the plan in 2018.

NOTE 11 - SEGMENT REPORTING

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company's business segments.

The Company is engaged in providing hosting services. The Company's chief operating decision maker (“CODM”) has been identified as the CEO who reviews the financial information of separate operating segments when making decisions about allocating resources and assessing performance of the group. Based on management's assessment, the Company has determined that it has two operating segments as of June 30, 2018 which are podcast hosting services (Libsyn) and internet hosting services (Pair).

The following table presents summary information by segment for the six months ended June 30, 2018 and 2017, respectively:

	2018			2017
(in thousands)	Libsyn	Pair	Total	Libsyn	Pair	Total

Revenue	$5,908	$4,457	$10,365	$4,993	$-	$4,993
Cost of revenue	1,074	338	1,412	1,198	-	1,198

Total assets	$18,620	$18,115	$36,735	$18,651	$-	$18,651
Depreciation and amortization	$18	$1,518	$1,536	$8	$-	$8

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - SEGMENT REPORTING - continued

The following table presents summary information by segment for the three months ended June 30, 2018 and 2017, respectively:

	2018			2017
(in thousands)	Libsyn	Pair	Total	Libsyn	Pair	Total

Revenue	$3,025	$2,280	$5,305	$2,126	$-	$2,126
Cost of revenue	539	165	704	752	-	752

Depreciation and amortization	$10	$759	$769	$4	$-	$4

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

During the first six months of 2018, Libsyn generated 70% of its revenue from Podcast hosting fees paid by Libsyn4 Producers. LibsynPro revenue is 18% of overall revenues, and Advertising revenue makes up 9% revenues. App subscriptions make up 5% of total Libsyn revenues. During the first six months of 2017, those revenues contributions were 63% for Libsyn4, 17%, for LibsynPro, 17% for Advertising and 3% for App subscriptions.

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

Results of Operations

Six Months Ended June 30, 2018 and 2017.

During the six months ended June 30, 2018, the Company recorded revenues of $10,365,067, a 108% increase over revenues of $4,993,013 for the same period in 2017. The increase for 2018 reflects an increase in Libsyn4 hosting revenue as well as LibsynPro and Premium Subscription, offset by decreases in Advertising revenue. Pair contributed $4,457,142 of revenue during the first six months of 2018, and $0 during 2017 due to the acquisition in December 2017. Libsyn4 hosting revenue increased due to the growth in the number of podcasts on the network when comparing the first six months of 2018 versus 2017. LibsynPro revenue increased as a result of additional LibsynPro networks using our platform in 2018 with increased bandwidth usage fees for delivery of podcasts contributing to the majority of the revenue gain. Advertising revenue decreased 39% in the first six months of 2018 versus 2017. The decrease resulted from decrease in the dollars being spent on ad campaigns during the first six months of 2018 with existing advertisers. Premium subscription revenue increased $3,785.

The Company recorded total costs and operating expenses of $8,838,616 during the six months ended June 30, 2018, an 85% increase as compared to operating expenses of $4,784,237 in the same period of 2017. Pair contributed $5,340,605 to total costs and operating expenses during the first six months of 2018, and $0 during 2017 due to the acquisition in December 2017.

During the six months ended June 30, 2018, cost of revenue totaled $1,411,885, an 18% increase as compared to $1,197,778 for the same period in 2017. Pair contributed $338,276 to cost of revenue during the first six months of 2018, offset by a decrease ad sharing that is being paid to producers in 2018 versus 2017, driven by a decrease in revenue. As a percentage of revenue, cost of revenue decrease from 24% to 14% for the six months ended June 30, 2018 versus 2017, which was driven by Pair’s at 8% for the six months ended June 30, 2018.

The increase in general and administrative was primarily driven by the addition of the Pair business consisting primarily of wages, rent, utilities, and health insurance costs. General and administrative expenses totaled $2,903,899 in 2018 versus $1,274,525 in 2017, an increase of 128%, driven by an increase in wages from the addition of Pair during 2018. Technology expenses represented $865,899 in 2018 versus $306,059 in 2017, driven by an increase in wages from the addition of Pair during 2018. Selling expenses in 2018 were $427,373 versus $159,934 in 2017 with the addition of the selling team for Pair. Customer support expenses in 2018 were $1,375,295 versus $85,622 in 2017 driven by the 24/7 support provided by Pair.

Interest expense for the first six months of 2018 was $199,203, which represents interest on the loan facility obtained in connection with the acquisition of Pair.

The Company’s net income was $1,355,481 for the six months ended June 30, 2018. This represents a $1,146,705 increase from $208,776 for the six months ended June 30, 2017.

Three Months Ended June 30, 2018 and 2017.

During the three months ended June 30, 2018, the Company recorded revenues of $5,305,762, a 112% increase over revenues of $2,498,902 for the same period in 2017. The increase for 2018 reflects an increase in Libsyn 4 hosting revenue as well as LibsynPro and Premium Subscription, offset by a decrease in advertising. Pair contributed $2,280,027 of revenue during the second quarter of 2018, and $0 during 2017 due to the acquisition in December 2017. Libsyn4 hosting revenue increased due to the growth in the number of podcasts on the network when comparing the second quarter of 2018 versus 2017. LibsynPro revenue increased as a result of additional LibsynPro networks using our platform in 2018 with increased bandwidth usage fees for delivery of podcasts contributing to the majority of the revenue gain. Advertising revenue decreased due to a decrease in spending on campaign during the second quarter of 2018. Premium subscription revenue increased due an increase in the number producers offering subscription.

The Company recorded total costs and operating expenses of $4,400,476 during the three months ended June 30, 2018, a 187% increase as compared to operating expenses of $1,531,732 in the same period of 2017. Pair contributed $2,720,842 to total costs and operating expenses during the second quarter of 2018, and $0 during 2017 due to the acquisition in December 2017.

During the three months ended June 30, 2018, cost of revenue totaled $704,515, a 21% increase as compared to $580,724 for the same period in 2017. Pair contributed $165,475 to cost of revenue during the second quarter of 2018, offset by a decrease in ad sharing that is being paid to producers in 2018 versus 2017, driven by a decrease in revenue. As a percentage of revenue, cost of revenue decrease from 23% to 13% for the three months ended June 30, 2018 versus 2017, which was driven by Pair’s at 7% for the three months ended June 30, 2018.

General and administrative expenses totaled $1,516,587 in 2018 versus $646,981 in 2017, an increase of 134%, driven by an increase in wages from the addition of Pair during 2018, and increases in personnel and wages within Libsyn, and the contribution to the profit sharing plan. Technology expenses represented $492,573 in the second quarter of 2018 versus $163,017 in 2017, driven by an increase in personnel from the addition of Pair during 2018. Selling expenses in the second quarter of 2018 were $210,371 versus $83,896 in 2017, driven by an increase in wages and advertising from the addition of Pair during 2018.

The Company’s net income was $822,566 for the three months ended June 30, 2018. This represents a $144,604 decrease from our net income of $967,170 for the three months ended June 30, 2017.

Liquidity and Capital Resources.

Cash on hand was $8,169,634 at June 30, 2018, an increase of $ 2,957,789 over the $5,211,845 on hand at December 31, 2017. Cash provided by operations for the six months ended June 30, 2018, was $ 3,944,684, an increase of $2,634,922 over the $1,309,762 cash provided by operations for the six months ended June 30, 2017. The contribution from Pair of this cash generation totaled $1,234,781, and Libsyn added $2,709,903. This increase is driven from our operating results of both segments of our business.

Cash used in investing activities of $152,729 during the second quarter of 2018 was for the purchase of equipment and capitalization of software development costs.

Cash used in financing activities was $834,166 for the six months ended June 30, 2018 and $8,000 in 2017. During the first six months of 2018, we made our payments on the loan used to acquire Pair, a total of $800,000, as well as $34,166 of payments on our capital lease.

The increase in cash of $2,957,789 during the first six months of 2018 is a reflection of the strength of the overall business through the first six months of 2018.

Off-balance sheet arrangements

We have operating leases for certain facilities, but otherwise do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, or capital resources.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of June 30, 2018 are as follows:

Year ending June 30:	Lease Payments
2019	466,260
2020	466,260
2021	466,260
2022	150,452
Total Minimum Lease Payment	$1,549,232

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

As of June 30, 2018, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

(b) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

     None; not applicable.

Item 4. Mine Safety Disclosures.

     None; not applicable.

Item 5. Other Information.

     None; not applicable.

(a)
During the quarterly period ended June 30, 2018, there were no changes to the procedures by which shareholders’ may recommend nominees to the Company’s board of directors.

Item 6. Exhibits .

(ii)	Exhibit No.	Description

	31.1	302 Certification of Christopher J. Spencer

	31.2	302 Certification of John Busshaus

	32	906 Certification.

101.1
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: 8/14/18	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date: 8/14/18	By:	/s/ John Busshaus
John Busshaus
Chief Financial Officer