Form 10-Q
period 2018-09-30
Liberated Syndication Inc.
filed 2018-11-14
CIK 1667489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

As of November 12, 2018, there were 29,776,974 shares of common stock, par value $0.001, of the registrant issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Unaudited Condensed Consolidated Financial Statements of Liberated Syndication Inc., a Nevada corporation (the “Company,” “Libsyn,” “Pair”, “we,” “our,” “us” and words of similar import), required to be filed with this 10-Q Quarterly Report were prepared by management and commence on the following page, together with related notes. In the opinion of management, the Unaudited Condensed Consolidated Financial Statements fairly present the financial condition of the Company.

LIBERATED SYNDICATION INC.

FINANCIAL STATEMENTS

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
CURRENT ASSETS:
Cash	$9,364,218	$5,211,845
Accounts receivable, net	515,852(1)	660,139(1)
Prepaid expenses	243,534	186,425
Prepaid domains, net	216,760	-
Total current assets	10,340,364	6,058,409

Property and equipment, net	2,381,456	3,007,025
Goodwill	16,388,171	16,352,069
Definite life - intangible assets, net	8,251,014	9,644,000
Prepaid domains, net of current portion	149,257	-
Other	3,582	7,076
Total assets	$37,513,844	$35,068,579

CURRENT LIABILITIES:
Accounts payable	$452,418	$440,565
Accrued expenses	307,332	769,485
Deferred revenue, net	2,293,245	1,247,686
Current portion of capital lease obligation	72,032	69,243
Current portion of loans payable, net of $29,371 and $33,366 discount, respectively	2,637,296	1,566,634
Total current liabilities	5,762,323	4,093,613

LONG TERM LIABILITIES:
Loans payable, net of $58,151 and $79,634 discount, respectively, less current portion	6,075,182	8,320,366
Capital lease obligation, net of current portion	19,439	73,817
Deferred revenue, net	280,774	133,617
Total long-term liabilities	6,375,395	8,527,800
Total liabilities	12,137,718	12,621,413

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock	29,778	29,596
Additional paid-in capital	35,092,997	34,804,457
Accumulated deficit	(9,746,649))	(12,386,887))
Total stockholders' equity	25,376,126	22,447,166
Total liabilities and stockholders' equity	$37,513,844	$35,068,579

Liberated Syndication Inc. and Subsidiaries Balance Sheet (Parenthetical)
Statement of Financial Position	September 30, 2018	December 31, 2017
Allowance for doubtful accounts (1)	14,000	14,000
Common stock authorized	200,000,000	200,000,000
Common stock par value	0.001	0.001
Common stock issued and outstanding	29,776,974	29,595,473

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenue	$5,726,425	$2,730,237	$16,091,492	$7,723,250

Costs and operating expenses

Cost of revenue (excluding depreciation and amortization)	962,817	636,090	2,374,702	1,833,868
General and administrative	1,348,731	642,262	4,252,630	1,916,787
Non-cash compensation	-	-	318,000	1,752,000
Technology	426,339	157,328	1,292,238	463,386
Selling	220,460	75,649	647,833	235,583
Customer support	680,094	53,099	2,055,389	138,721
Depreciation and amortization	736,818	4,329	2,273,083	12,648
Total costs and operating expenses	4,375,259	1,568,757	13,213,875	6,352,993
Operating income	1,351,166	1,161,480	2,877,617	1,370,257

Interest expense	(92,002)	-	(291,205)	-
Interest income	21,904	-	44,970	-
Other income	3,690	-	8,857	-
Income from operations before income taxes	1,284,758	1,161,480	2,640,239	1,370,257

Income tax expense (benefit)	-	-	-	-
Net Income	$1,284,758	$1,161,480	$2,640,239	$1,370,257

BASIC AND DILUTED INCOME PER COMMON SHARE	$0.04	$0.05	$0.09	$0.06
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	29,776,974	24,415,860	29,733,256	24,195,567

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	September 30, 2018	September 30, 2017

Cash Flows from Operating Activities
Net income	$2,640,239	$1,370,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,273,083	14,098
Issuance of common stock for services	318,000	1,752,000
Discount on loan fees	25,478	-
Change in assets and liabilities:
Accounts receivable	78,906	(206,236)
Prepaid expenses	(419,633)	(3,599)
Accounts payable	11,853	(106,918)
Accrued expense	(462,152)	(239,285)
Deferred revenue	1,192,715	(9,142)
Net Cash Provided by Operating Activities	5,658,489	2,571,175

Cash Flows from Investing Activities:

Purchase of property and equipment	(254,527)	(69,064)
Net Cash Used in Investing Activities	(254,527)	(69,064)

Cash Flows from Financing Activities:
Repayment on term loan	(1,200,000)	-
Repayment on capital lease	(51,589)	-
Re-purchase of common stock	-	(8,000)
Net Cash Used in Financing Activities	(1,251,589)	(8,000)

Net Increase in Cash	4,152,373	2,494,111
Cash at Beginning of Period	5,211,845	4,875,458
Cash at End of Period	$9,364,218	$7,369,569

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$263,981	$-
Income taxes	-	-

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

Basis of Presentation – Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and include our accounts and the accounts of our subsidiaries. All material intercompany accounts and transactions have been eliminated.

Our interim financial statements are unaudited, and in our opinion, include all adjustments of a normal recurring nature necessary for the fair presentation of the periods presented. The results for the interim periods are not necessarily indicative of the results to be expected for any subsequent period or for the year ending December 31, 2018.

These financial statements should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the 2017 Form 10-K).

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

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents. At September 30, 2018, the Company had $8,858,914 cash balances in excess of federally insured limits.

Depreciation – Depreciation of property and equipment is provided on the straight-line method over the estimated useful lives.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Accounts Receivable – Accounts receivable consist of trade receivables arising in the normal course of business. At September 30, 2018 and December 31, 2017, the Company has an allowance for doubtful accounts of $14,000 and $14,000, respectively, which reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the nine months ended September 30, 2018 and 2017, the Company adjusted the allowance for bad debt by $0.

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

Software Development Costs - Software development costs associated with software to be sold, leased, or for internal use are expensed as incurred until technological feasibility, defined as a working model or prototype, has been established. At that time, such costs are capitalized until the product is available for general release. To date, costs incurred between the completion of a working model and the point at which the product is ready for general release have been insignificant. Accordingly, the Company has expensed all such costs to technology during the nine months ended September 30, 2018 and 2017. Software development costs totaled $1,292,238 and $463,386 for the nine months ended September 30, 2018 and 2017, respectively.

Goodwill – Goodwill is evaluated for impairment annually in the fourth quarter of the Company’s fiscal year, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. Management noted no triggering events during the period ended September 30, 2018.

Advertising Costs – Advertising costs are expensed as incurred and amounted to $95,075 and $25,344 for the nine months ending September 30, 2018 and 2017, respectively.

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

Equity-Based Compensation - Our equity-based awards are comprised of stock and are accounted for using the fair value method. Stock is measured based on the fair market value of the underlying common stock on the date of grant. Awards vest and compensation is recognized over the requisite service period. The measurement date for performance vesting awards is the date on which the applicable performance criteria are approved by our board of directors.

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

NOTE 2 - PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:

	Life	September 30, 2018	December 31, 2017

Furniture, fixtures, and equipment	3-10 yrs	$8,103,172	$8,032,178
Leasehold improvements	3 - 5 yrs	2,646,400	2,646,400
Software	3 yrs	190,038	6,503
		10,939,609	10,685,081
Less: Accumulated depreciation		(8,558,154)	(7,678,056)
Property & equipment, net		$2,381,456	$3,007,025

Depreciation expense for the nine months ended September 30, 2018 and 2017 was $880,097 and $14,098, respectively.

NOTE 3 - GOODWILL AND OTHER DEFINITE-LIFE INTANGIBLE ASSETS

Goodwill - The following is a summary of goodwill:

	September 30,	December 31,
	2018	2017

Goodwill at beginning of period	$16,352,069	$11,484,251
Acquisition of Pair	36,102	4,867,818
Impairment	-	-
Goodwill at end of period	$16,388,171	$16,352,069

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

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - GOODWILL AND OTHER DEFINITE-LIFE INTANGIBLE ASSETS - Continued

As of September 30, 2018, identifiable intangible assets consist of following:

	Preliminary Fair Value	Weighted Average Useful Life (in Years)	Accumulated Amortization	Net Carrying Amount
Customer Relationships	$3,947,000	7	$422,893	$3,524,107
Intellectual Property	3,709,000	7	397,393	3,311,607
Trade name	576,000	10	43,200	532,800
Non-compete	1,412,000	2	529,500	882,500
Total	$9,644,000		$1,392,986	$8,251,014

Amortization expense for the nine months ended September 30, 2018 and 2017 was $1,392,986 and $0, respectively

The estimated future amortization expenses related to other intangible assets as of September 30, 2018 are as follows:

For twelve months ending September 30,
2019	$1,857,314
2020	1,327,814
2021	1,151,315
2022	1,151,314
2023	1,151,314
Thereafter	1,611,943
Total	$8,251,014

NOTE 4 - LOANS

On December 27, 2017, the Company entered into a loan agreement (the “Loan Agreement”) among the Company, Libsyn, and Pair, together, and First Commonwealth Bank, a Pennsylvania bank and trust company (the “Bank”).

The Loan Agreement provides for: (i) a revolving credit facility pursuant to which the Company may borrow an aggregate principal amount not to exceed $2,000,000 (the “Revolving Credit Facility”); and (ii) a term loan in a principal amount equal to $8,000,000 (the “Term Loan” and, together with the Revolving Credit Facility, the “Facility”). A portion of the Revolving Credit Facility, up to $500,000, may be used for standby letters of credit for the account of the Company. As of September 30, 2018, $2,000,000 was drawn down on the revolving line with $0 available.

The loan currently accrues interest at LIBOR plus 150 base points or prime plus 75 basis points at the election of the Company. As of September 30, 2018, the Company has elected LIBOR plus 150 basis points or 3.886%.

 The Term Loan is repayable in quarterly installments of $400,000 commencing on March 30, 2018 and on the last day of each June, September, December and March thereafter, through and including September 30, 2022. Accrued interest is payable in arrears not less frequently than quarterly. The remaining unpaid principal balance of the Term Loan, together with accrued interest thereon, is due and payable in full on December 27, 2022. The Term Loan also calls for additional payment equal to the following: 1)100% of the proceeds from the sale of any common shares 2) 100% of the proceeds from the sale of assets not immediately replaced 3) excess liquidity in any given year up to $1,066,667 a year and no more than $3,200,000 over the life of the term loan. As of September 30, 2018, the balance on the term loan was $6,800,000.

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

On December 27, 2017, the Company drew $10,000,000 under the Facility to finance a portion of the cash consideration payable to the Seller pursuant to the Share Purchase Agreement. Debt issuance costs of $113,000 for the Facility were recorded as a discount and will be amortized over the life of the Facility. As of September 30, 2018, the discount was $87,522.

Future maturities of the loans at September 30, 2018 are as follows:

For the year ending September 30,
2019	$2,666,667
2020	1,600,000
2021	1,600,000
2022	1,600,000
2023	1,333,333
Thereafter	-
Total	$8,800,000

NOTE 5 - CAPITAL STOCK

Common Stock - The Company has authorized 200,000,000 shares of common stock, $0.001 par value. As of September 30, 2018, 29,776,974 shares were issued and outstanding.

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

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – DEFERRED REVENUE

Deferred revenue consists of the following:

	September 30, 2018	December 31, 2017
Current:
Hosting services	$1,698,164	$1,032,000
Domains	486,102	104,172
Media subscription	108,979	111,514
	$2,293,245	$1,247,686
Noncurrent:
Hosting services	-	50,351
Domains	280,774	83,266
	$2,574,019	$1,381,303

Deferred revenue as of September 30, 2018 is expected to be recognized as revenue as follows:

	Remainder of 2018	2019	2020	2021	2022	Thereafter	Total

Domains	$169,901	$350,520	$99,312	$67,619	$54,236	$25,289	$766,877
Hosting	821,308	791,839	85,016	-	-	-	1,698,163
Media Subscription	55,633	53,346	-	-	-	-	108,979
	$1,046,842	$1,195,705	$184,328	$67,619	$54,236	$25,289	$2,574,019

Disaggregated revenue consists of following:

	Three Months Ended September 30		Nine months ended September 30
	2018	2017	2018	2017
Hosting services	$2,246,071	$-	$6,439,706	$-
Podcast hosting	2,794,994	2,191,311	7,945,625	6,159,613
Advertising	449,467	443,107	1,020,881	1,285,075
Domains	159,128	-	347,423	-
Other	76,765	95,819	337,857	278,562
	$5,726,425	$2,730,237	$16,091,492	$7,723,250

NOTE 7 - INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Accounting for Income Taxes which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At September 30, 2018 and December 31, 2017, the total of all deferred tax assets was $2,691,737 and $3,458,667, respectively, and the total of the deferred tax assets related to goodwill was $2,380,160 and $1,848,717, respectively. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets the Company established a valuation allowance equal to the deferred tax asset. The change in the valuation allowance for the nine months ended September 30, 2018 and 2017 was $766,929 and $557,580, respectively.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES – continued

The components of income tax expense (benefit) from continuing operations for the nine months ended September 30, 2018 and 2017 consist of the following:

	For the Nine months ended
	September 30,
	2018	2017
Current tax expense:
Federal	$-	$-
State	-	-
Current tax expense	-	-

Deferred tax expense (benefit):
Depreciation	(648,116)	-
Intangible Assets	531,442	383,331
Valuation Allowance	(766,929)	(557,580)
Net operating loss carryforward	883,603	174,249
Subtotal deferred tax expense/(benefit)	-	-
Income tax expense/(benefit)	$-	$-

Deferred income tax expense/(benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

A reconciliation of income tax expense as the federal statutory rate to income tax expense at the Company’s effective rate is as follows:

	For the Nine months ended September 30,
	2018	2017

Computed tax at the expected statutory rate	$554,450	$465,893
State and local income taxes, net of federal	209,493	90,565
Other non-deductible expenses	2,986	1,122
Valuation Allowance	(766,929)	(557,580)
Income tax expense/(benefit)	$-	$-

The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset at September 30, 2018 and December 31, 2017:
	September 30,	December 31,
	2018	2017
Net deferred tax assets (liabilities):
Depreciation and amortization	648,116	-
Goodwill - impaired	2,066,632	2,066,632
Intangible assets – tax amortization	(4,446,792)	(3,915,349)
Net operating loss carryforward	4,423,781	5,307,384
Valuation allowance	(2,691,737)	(3,458,667)
Net term deferred tax assets (liabilities)$	$-	-

NOTE 8 - LEASES

Operating Lease - The Company leases two office spaces in Pittsburgh, Pennsylvania. The corporate headquarters’ lease is for $4,841 a month through April 2022. The office space for Pair is $34,014 a month through September 2021.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – LEASES - Continued

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of September 30, 2018 are as follows:

Year ending September 30:	Lease Payments
2019	466,260
2020	466,260
2021	466,260
2022	33,887
Total Minimum Lease Payment	$1,432,667

Lease expense charged to operations was $458,805 and $153,252 for the nine months ended September 30, 2018 and 2017, respectively.

NOTE 9 –EARNINGS PER SHARE

Basic income (loss) per share is computed by dividing net income (loss) attributable to Liberated Syndication Inc. by the weighted-average number of shares of common stock outstanding during the period. As of September 30, 2018, there were no common stock equivalents outstanding.

The following data shows the amounts used in computing earnings per share and the weighted average number of shares of common stock outstanding for the periods presented for the periods ended:

	For the Three Months		For the Nine Months
	September 30		September 30
	2018	2017	2018	2017

Income from operations available to common stockholders (numerator)$	$1,284,758	$1,161,480	$2,640,239	1,370,257
Income available to common stockholders (numerator)	1,284,758	1,161,480	2,640,239	1,370,257
Restated Weighted average number of common shares outstanding during the period used in earnings per share (denominator)	29,776,974	24,415,860	29,733,256	24,195,567

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

The Company has a 401 (k) plan and profit-sharing plan for the benefit of the employees of the Company. Employees are eligible to participate in the plan the first of the month following their hire date and attaining the age of 21. Profit sharing contributions are made at the discretion of the Board of Directors and vest 100% after the second year of service. The Company made a $100,000 profit sharing contribution to the plan in 2018.

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

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - SEGMENT REPORTING - Continued

The Company is engaged in providing hosting services. The Company's chief operating decision maker (“CODM”) has been identified as the CEO who reviews the financial information of separate operating segments when making decisions about allocating resources and assessing performance of the group. Based on management's assessment, the Company has determined that it has two operating segments as of September 30, 2018 which are podcast hosting services (Libsyn) and internet hosting services (Pair).

The following table presents summary information by segment for the nine months ended September 30, 2018 and 2017, respectively:

	2018			2017
(in thousands)	Libsyn	Pair	Total	Libsyn	Pair	Total

Revenue	$9,260	$6,831	$16,091	$7,723	$-	$7,723
Cost of revenue	1,818	557	2,375	1,834	-	1,834

Total assets	$19,675	$17,839	$37,514	$19,583	$-	$19,583
Depreciation and amortization	$30	$2,243	$2,273	$14	$-	$14

The following table presents summary information by segment for the three months ended September 30, 2018 and 2017, respectively:

	2018			2017
(in thousands)	Libsyn	Pair	Total	Libsyn	Pair	Total

Revenue	$3,352	$2,374	$5,726	$2,730	$-	$2,730
Cost of revenue	745	218	963	636	-	636

Depreciation and amortization	$12	$725	$737	$6	$-	$6

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

During the first nine months of 2018, Libsyn generated 70% of its revenue from Podcast hosting fees paid by Libsyn4 Producers. LibsynPro revenue is 17% of overall revenues, and Advertising revenue makes up 10% revenues. App subscriptions make up 3% of total Libsyn revenues. During the first nine months of 2017, Libsyn generated 64% of its revenue from Podcast hosting fees paid by Libsyn4 Producers. LibsynPro revenue is 17% of overall revenues, and Advertising revenue makes up 16% of revenues. App subscriptions make up 3% of total Libsyn revenues.

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

Results of Operations

Nine months ended September 30, 2018 and 2017.

During the nine months ended September 30, 2018, the Company recorded revenues of $16,091,492, a 108% increase over revenues of $7,723,250 for the same period in 2017. The increase for 2018 reflects an increase in Libsyn4 hosting revenue as well as LibsynPro and Premium Subscription, offset by decreases in Advertising revenue. Pair contributed $6,830,964 of revenue during the first nine months of 2018, and $0 during 2017 due to the acquisition in December 2017. Libsyn4 hosting revenue increased 31% due to the growth in the number of podcasts on the network when comparing the first nine months of 2018 versus 2017. LibsynPro revenue increased as a result of additional LibsynPro networks using our platform in 2018 with increased bandwidth usage fees for delivery of podcasts contributing to the majority of the revenue gain. Advertising revenue decreased 24% in the first nine months of 2018 versus 2017. The decrease resulted from decrease in the dollars being spent on ad campaigns during the first nine months of 2018 with existing advertisers. Premium subscription revenue increased $18,714.

The Company recorded total costs and operating expenses of $13,213,875 during the nine months ended September 30, 2018, an 108% increase as compared to operating expenses of $6,352,993 in the same period of 2017. Pair contributed $7,954,209 to total costs and operating expenses during the first nine months of 2018, and $0 during 2017 due to the acquisition in December 2017.

During the nine months ended September 30, 2018, cost of revenue totaled $2,374,702, a 29% increase as compared to $1,833,868 for the same period in 2017. Pair contributed $556,560 to cost of revenue during the first nine months of 2018. There was also an increase in bandwidth costs, credit card processing fees, and colocation fees, offset by a decrease in ad sharing that is being paid to producers in 2018 versus 2017, driven by a decrease in ad revenue.

The increase in general and administrative was primarily driven by the addition of the Pair business consisting primarily of wages, rent, utilities, and health insurance costs. General and administrative expenses, including non-cash compensation, totaled $4,570,630 in 2018 versus $3,668,787 in 2017, an increase of 25%, driven by an increase in wages from the addition of Pair during 2018. Technology expenses represented $1,292,238 in 2018 versus $463,386 in 2017, driven by an increase in wages from the addition of Pair during 2018. Selling expenses in 2018 were $647,833 versus $235,583 in 2017 with the addition of the selling team for Pair. Customer support expenses in 2018 were $2,055,389 versus $138,721 in 2017 driven by the 24/7 support provided by Pair.

Interest expense for the first nine months of 2018 was $291,205, which represents interest on the loan facility obtained in connection with the acquisition of Pair.

The Company’s net income was $2,640,239 for the nine months ended September 30, 2018. This represents a $1,269,982 increase from $1,370,257 for the nine months ended September 30, 2017.

Three Months Ended September 30, 2018 and 2017.

During the three months ended September 30, 2018, the Company recorded revenues of $5,726,425, a 110% increase over revenues of $2,730,237 for the same period in 2017. The increase for 2018 reflects an increase in Libsyn 4 hosting revenue as well as LibsynPro, Premium Subscription and advertising. Pair contributed $2,373,822 of revenue during the third quarter of 2018, and $0 during 2017 due to the acquisition in December 2017. Libsyn4 hosting revenue increased due to the growth in the number of podcasts on the network when comparing the third quarter of 2018 versus 2017. LibsynPro revenue increased as a result of additional LibsynPro networks using our platform in 2018 with increased bandwidth usage fees for delivery of podcasts contributing to the majority of the revenue gain. Advertising revenue increased due to an increase in spending on campaigns during the third quarter of 2018. Premium subscription revenue increased due an increase in the number producers offering subscription.

Libsyn recorded total costs and operating expenses of $4,375,259 during the three months ended September 30, 2018, a 179% increase as compared to operating expenses of $1,568,757 in the same period of 2017. Pair contributed $2,613,605 to total costs and operating expenses during the third quarter of 2018, and $0 during 2017 due to the acquisition in December 2017.

During the three months ended September 30, 2018, cost of revenue totaled $962,817, a 51% increase as compared to $636,090 for the same period in 2017. Pair contributed $218,285 to cost of revenue during the third quarter of 2018. There was also an increase in bandwidth costs, credit card processing fees, and colocation fees, offset by a decrease in ad sharing that is being paid to producers in 2018 versus 2017.

General and administrative expenses totaled $1,348,731 in 2018 versus $642,262 in 2017, an increase of 110%, driven by an increase in wages from the addition of Pair during 2018, and increases in personnel and wages within Libsyn. Technology expenses represented $426,339 in the third quarter of 2018 versus $157,328 in 2017, driven by an increase in personnel from the addition of Pair during 2018. Selling expenses in the third quarter of 2018 were $220,460 versus $75,649 in 2017, driven by an increase in wages and advertising from the addition of Pair during 2018.

The Company’s net income was $ 1,284,758 for the three months ended September 30, 2018. This represents a $123,278 increase from our net income of $1,161,480 for the three months ended September 30, 2017.

Liquidity and Capital Resources.

Cash on hand was $9,364,218 at September 30, 2018, an increase of $4,152,373 over the $5,211,845 on hand at December 31, 2017. Cash provided by operations for the nine months ended September 30, 2018, was $5,658,489, an increase of $3,087,314 over the $2,571,175 cash provided by operations for the nine months ended September 30, 2017. The contribution from Pair of this cash generation totaled $1,494,893, and Libsyn added $2,657,480. This increase is driven from our operating results of both segments of our business.

Cash used in investing activities of $254,527 during the third quarter of 2018 was for the purchase of equipment and capitalization of software development costs.

Cash used in financing activities was $1,251,589 for the nine months ended September 30, 2018 and $8,000 in 2017. During the first nine months of 2018, we made our payments on the loan used to acquire Pair, a total of $1,200,000, as well as $51,589 of payments on our capital lease.

The increase in cash of $4,152,373 during the first nine months of 2018 is a reflection of the strength of the overall business through the first nine months of 2018.

Off-balance sheet arrangements

We have operating leases for certain facilities, but otherwise do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, or capital resources.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of September 30, 2018 are as follows:

Year ending September 30:	Lease Payments
2019	466,260
2020	466,260
2021	466,260
2022	33,887
Total Minimum Lease Payment	$1,432,667

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

As of September 30, 2018, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

(b) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

     None; not applicable.

Item 4. Mine Safety Disclosures.

     None; not applicable.

Item 5. Other Information.

None; not applicable.

(a)
During the quarterly period ended September 30, 2018, there were no changes to the procedures by which shareholders may recommend nominees to the Company’s board of directors.

Item 6. Exhibits.

(ii)

Exhibit No.	Description

31.1	302 Certification of Christopher J. Spencer

31.2	302 Certification of John Busshaus

32	906 Certification.

101.1
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	11/14/2018	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	11/14/2018	/s/ John Busshaus
John Busshaus
Chief Financial Officer