Form 10-K
period 2018-12-31
Liberated Syndication Inc.
filed 2019-03-14
CIK 1667489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of ‘‘large accelerated filer”, “accelerated filer,’’ “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $37,782,893, based on the closing bid price of the registrant’s common stock on June 30, 2018.

As of March 12, 2019, there were 29,721,974 shares of common stock, par value $0.001, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART I

Safe Harbor Statement.

Statements made in this Form 10-K which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, Pair and Libsyn, including, without limitation, (i) our ability to gain a larger share of the podcasting industry in our chosen markets, our ability to continue to develop products and services acceptable to that industry, our ability to retain our business relationships, and our ability to raise capital and the growth of podcast and web hosting and domains industries, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

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

Item 1. Business.

OVERVIEW

Founded in 2015, Liberated Syndication Inc (“the “Company,”, “parent”, “we,” or “us” and words of similar import), a Nevada corporation, provides podcast hosting services through its wholly-owned subsidiary Webmayhem Inc., a Pennsylvania corporation (“Libsyn”), and webhosting services through its wholly-owned subsidiary Pair Networks, Inc., a Pennsylvania corporation (“Pair” or “PNI”). The Company’s consolidated financial statements include the financial statements of Libsyn and Pair. Libsyn’s focus is on our podcast hosting business, while Pair’s focus is on webhosting and domains.

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

Approximately 70% of the shows that Libsyn distributes reach audiences using Apple’s iTunes platform which includes iTunes on the computer, iPods, iPads, iPhones, Apple Watch, Apple TV, and Apple’s Podcasts App on iOS devices. Libsyn also enables distribution to destinations like Google Play Music and aggregators such as Spotify, Pandora, and iHeartRadio. The OnPublish feature enables podcast episodes to be posted to social media sites such as Facebook, Twitter, YouTube, Linked-In and blogging platforms like WordPress and Blogger. Libsyn also provides a podcast player that can be embedded on websites or shared via social media.

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

Customers can choose from a variety of web hosting plan levels based on their requirements and applications. Pair Hosting offers shared servers, virtual private servers, dedicated servers and optimized WordPress hosting as managed services. With over twenty years of experience in Internet hosting, Pair has the expertise to build and manage reliable and powerful hosting solutions. The managed service and 24x7 support allow customers to focus on their core business without having to worry about hardware, operating systems, network connectivity or uptime.

Shared web hosting is a great option for startup or smaller businesses as the website sits on the same server with other websites and shares resources such as memory and Central Processing Unit (CPU). Basic website applications such as email and file sharing are ideal for shared server offerings.

Virtual private servers

Virtual private servers (VPS) is a step up from a shared hosting solution in that specific server resources are allocated directly for your use, assuring performance levels. This is a more secure and reliable option that separates your site from others and is ideal for storage or database applications for businesses, developers, and fast-growing sites.

Dedicated servers

Dedicated servers provide yet another level of security and performance for those who need more processing power or storage. Servers are built to customer specifications and tuned for performance, reliability and efficiency to meet the demand of more robust applications. Through Pair QuickServe (QS), a powerful hosting solution with tremendous capacity and speed, servers are ready for your use in no time and fully managed to keep them up to date.

Pair hosting also offers self-managed service through server collocation, which delivers the advantages of the powerful infrastructure that was built behind the fully managed offerings. For those customers who want to purchase their own hardware, collocation service in Pair’s data center allows for unmanaged service with the security and reliability of the diverse network, physically secure facilities, backup power and redundant climate control.

Optimized WordPress

WordPress (WP) is one of the fastest growing Content Management Systems (CMS) powering web sites today. Pair offers a managed WP product line that is optimally configured for performance and security. This managed WP service will ensure fast performance, high availability and security by keeping sites up to date with the latest WP core updates and patches and ensuring hardware and network speed and uptime. The WP service offers a range of scalable solutions from several to unlimited WP sites, ideal for single sites through enterprise applications.

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

Pair Domains offers custom domains for Top Level Domains (TLDs) including dot-com, dot-org, and dot-net that vary in price from $7.00 to $70 per year based on the TLD. Customers can search for available domains and sign-up online at www.pairdomains.com using their credit card for a one to ten-year domain name purchase or domain transfer. All domain names registered by Pair include enhanced services such as custom and dynamic Domain Name System (DNS) which controls your domain name’s website and email, WHOIS privacy, email forwarding, and a drag and drop website builder.

Competition

We provide cloud-based solutions enabling individuals, businesses and organizations to establish an online presence, connect with customers and manage their ventures. The market for providing these solutions is highly fragmented and competitive. These solutions are also rapidly evolving, creating opportunity for new competitors to enter the market with point-solution products or address specific segments of the market. Our competitors include providers of:

●
domain registration services and web-hosting solutions such as GoDaddy;
●
website creation and management solutions such as Wix;
●
web hosting services such as LiquidWeb and SiteGround;
●
productivity tools such as business-class email, calendaring and messaging such as Google and Microsoft
●
podcast hosting and distribution providers such as Anchor, SoundCloud, and Blubrry

We expect continued competition from companies in the domain, web hosting and podcast hosting markets.

We believe the principal competitive factors include product capabilities, meeting customer requirements, a secure, reliable and integrated technology platform, brand awareness and reputation, customer service and support and overall customer satisfaction. We believe we compete favorably with respect to each of these factors.

Employees

The parent does not conduct any operations of its own. Our operations are conducted through our wholly-owned subsidiaries, Libsyn and Pair. We currently have a total of 89 employees, of which 87 are full-time employees. There are no employees that are represented by employee union(s).  The Company believes its relations with all its employees is good.

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

The principal competitive factors that affect the Company include technical innovation, marketing products and services, podcast monetization, managing costs to maintain competitive pricing, delivering superior customer service, and aggressively managing costs.  We cannot assure you that we will be able to successfully compete against current and future competitors and grow and maintain our market share.

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

We face a higher risk of failure because of the competitiveness of companies in the internet, technology, domain, hosting and podcast industries.

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

We expect competition to increase in the future from competitors in the domain and hosting markets. Some of our current and potential competitors have greater resources, more brand recognition and consumer awareness, more diversified product offerings, greater international scope and larger customer bases than we do, and we may therefore not be able to effectively compete with them. In particular, the extension of the Cooperative Agreement between Verisign Inc. (Verisign), the registry for .com and .net, and the U.S. Department of Commerce in 2018 gave Verisign the right to become a registrar for any gTLD other than .com. If Verisign decides to become a registrar, it would become one of our competitors, which could have a negative impact on our business and the industry. In addition, we face competition in the website and e-commerce site building market from competitors. Our competitors have greater resources, more brand recognition and consumer awareness, more diversified product offerings, greater international scope and larger customer bases than we do, and we may therefore not be able to effectively compete with them. In addition, some of our competitors offer their services and products at low or no cost. If these competitors and potential competitors decide to devote greater resources to the development, promotion and sale of products in the markets in which we compete, or if the products offered by these companies are more attractive to or better meet the evolving needs of our customers, our market share, growth prospects and operating results may be adversely affected.

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

We rely on search engines to attract a meaningful portion of our customers . If search engines change their search algorithms or policies regarding advertising, increase their pricing or suffer problems, our ability to attract new customers may be impaired.

Many of our customers locate our website and products through Internet search engines such as Google, Yahoo! and Bing. The prominence of our website in response to search inquiries is a critical factor in attracting potential customers to our websites. Search engines revise their algorithms from time to time in an attempt to optimize their search results. If search engines on which we rely for algorithmic listings modify their algorithms, our websites may appear less prominently or not at all in search results, which could result in reduced traffic to our websites that we may not be able to replace. Additionally, if the costs of search engine marketing services, such as Google AdWords, increase, we may incur additional marketing expenses or be required to allocate a larger portion of our marketing spend to this channel and our business and operating results could be adversely affected.

Furthermore, competitors may in the future bid on our brand names and other search terms we use to drive traffic to our websites. Such actions could increase our advertising costs and result in decreased traffic to our websites. In addition, search engines or social networking sites may change their advertising policies from time to time. Moreover, the use of voice recognition technology such as Alexa, Google Assistant, Cortana or Siri may drive traffic away from search engines, potentially resulting in reduced traffic to our website. If any change to these policies delays or prevents us from advertising through these channels, it could result in reduced traffic to our website and sales of our subscriptions.

We rely on online/digital marketing and lead generation to attract new customers and provide upsell opportunities to our existing customer base. Personal information protections and privacy laws may reduce the effectiveness of marketing effort and our ability to attract new customers may be impaired.

Many of our customers locate us through the Internet and our website. Online content, social media and opt-in marketing play a critical role in attracting potential customers and selling add-ons to existing customers. Privacy laws and protection of personal information may adversely affect our ability to reach and nurture leads for our products. Additionally, we may incur additional marketing expenses or be required to allocate a larger portion of our marketing budget to creating and optimizing new lead generation channels and our business and operating results could be adversely affected.

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

Although we currently have fully developed products available for sale, we are also developing various products and technologies that we will rely on to remain competitive. These new products and technologies are related to our operations, are ongoing and in various stages of their product lifecycle. New products and features are continuously developed to address customer and market requirements. Technology changes and advances are also constantly implemented to reduce costs, increase reliability, and improve our products. Due to the risks in developing new products and technologies, limited financing, competition, obsolescence, loss of key personnel and other factors, we may fail to develop these technologies and products, or we may experience lengthy and costly delays in doing so.

Changes to podcast, app and social media platform policies and processes could have an adverse effect on the business plans of Libsyn, including revenues.

Podcasts and Podcast Apps are available in the most popular online platforms and directories. Podcasts are included in third party directories such as iTunes and Google Play Music. Podcast Apps are available in App Stores such as Apple and Amazon. Additionally, customers use Libsyn to distribute podcasts on social media platforms (Facebook, Twitter, YouTube) and other third-party content aggregators such as Spotify, Pandora and iHeartRadio. We rely on these third parties and must adhere to their rules for inclusion, which in some cases requires their approval for submission. Changes to these policies and requirements may prevent us from distributing podcasts on these platforms in the future.

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

A network attack, a security breach or other data security incident could delay or interrupt service to our customers, harm our reputation or subject us to significant liability. Our operations depend on our ability to protect our network and systems against interruption or damage from unauthorized entry, computer viruses, denial of service attacks and other security threats beyond our control. We may be subject to distributed denial of service (DDOS) attacks by hackers aimed at disrupting service to our customers and attempts to place illegal or abusive content on our or our customers' websites. Our response to such DDOS attacks may be insufficient to protect our network and systems. In addition, there has been a continuing increase in the number of malicious software attacks in the technology industry, including malware and ransomware. In addition, from time to time, activities of our customers or other parties may cause us to suspend or terminate customer accounts. We have suspended and terminated, and will in the future suspend or terminate, a customer's use of our products when their activities breach our terms of service, interfere with or harm other customers' information or use of our service or otherwise violate applicable law. We may also suspend or terminate a customer's account if it is repeatedly targeted by DDOS or other attacks disrupting other customers or otherwise impacts our infrastructure. We cannot guarantee our backup systems, regular data backups, security protocols, network protection mechanisms and other procedures currently in place, or that may be in place in the future, will be adequate to prevent or remedy network and service interruption, system failure, damage to one or more of our systems, data loss, security breaches or other data security incidents. Also, some of our products may be cloud-based, and the amount of data we store for our customers on our servers has been increasing as our business has grown. Despite the implementation of security measures, our infrastructure may be vulnerable to computer viruses, worms, other malicious software programs, illegal or abusive content or similar disruptive problems caused by our customers, employees, consultants or other Internet users who attempt to invade or disrupt public and private data networks or to improperly access, use or obtain data. Any actual or perceived breach of our security, or any other data security incident, could damage our reputation and brand, expose us to a risk of loss or litigation and possible liability, subject us to regulatory or other government inquiries or investigations, require us to expend significant capital and other resources to alleviate problems caused by the breach, and deter customers from using our products, any of which would harm our business, financial condition and operating results.

If the security of the confidential information or personally identifiable information we maintain, including that of our customers and the visitors to our customers' websites stored in our systems, is breached or otherwise subjected to unauthorized access, our reputation may be harmed, and we may be exposed to liability.

Our business involves the storage and transmission of confidential information, including personally identifiable information. In addition, all of our products are cloud-based, the amount of data we store for our customers on our servers (including personally identifiable information and other potentially sensitive information) has been increasing. We take measures intended to protect the security, integrity and confidentiality of the personal information and other sensitive information, including payment card information, we collect, store or transmit, but cannot guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this information despite our efforts. If third parties succeed in penetrating our security measures or those of our vendors and partners, or in otherwise accessing or obtaining without authorization the payment card information or other sensitive or confidential information we or our vendors and partners maintain, we could be subject to liability, loss of business, litigation, government investigations or other losses. Hackers or individuals who attempt to breach our security measures or those of our vendors and partners could, if successful, cause the unauthorized disclosure, misuse, or loss of personally identifiable information or other confidential information, including payment card information, suspend our web-hosting operations or cause malfunctions or interruptions in our networks.

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

Security breaches or other unauthorized access to personally identifiable information and other confidential information, including payment card information, could result in claims against us for unauthorized purchases with payment card information, identity theft or other similar fraud claims as well as for other misuses of personally identifiable information, including for unauthorized marketing purposes, which could result in a material adverse effect on our business or financial condition. Moreover, these claims could cause us to incur penalties from payment card associations (including those resulting from our failure to adhere to industry data security standards), termination by payment card associations of our ability to accept credit or debit card payments, litigation and adverse publicity, and regulatory or other government inquiries or investigations, any of which could have a material adverse effect on our business and financial condition. Although we maintain cyber liability insurance coverage that may cover certain liabilities in connection with a security breach or other security incident, we cannot be certain our insurance coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on commercially reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, results of operations and reputation.

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

We are subject to a variety of laws and regulations, including regulation by various federal government agencies, including the Federal Trade Commission (FTC), Federal Communications Commission (FCC), and state and local agencies. We collect personally identifiable information, including payment card information, and other data from our current and prospective customers, website users and employees. The U.S. federal and various state and foreign governments have adopted or proposed limitations on, or requirements regarding, the collection, distribution, use, security and storage of personally identifiable information of individuals, including payment card information, and the FTC and many state attorneys general are applying federal and state consumer protection laws to impose standards on the online collection, use and dissemination of data. Self-regulatory obligations, other industry standards, policies, and other legal obligations may apply to our collection, distribution, use, security or storage of personally identifiable information or other data relating to individuals, including payment card information. These obligations may be interpreted and applied in an inconsistent manner from one jurisdiction to another and may conflict with one another, other regulatory requirements or our internal practices. Any failure or perceived failure by us to comply with U.S., E.U. or other foreign privacy or security laws, policies, industry standards or legal obligations or any security incident resulting in the unauthorized access to, or acquisition, release or transfer of, personally identifiable information or other data relating to our customers, employees and others, including payment card information, may result in governmental enforcement actions, litigation, fines and penalties or adverse publicity and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business.

We expect there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the U.S., the European Union and other jurisdictions. We cannot yet determine the impact such future laws, regulations and standards may have on our business. Future laws, regulations, standards and other obligations could impair our ability to collect or use information we utilize to provide targeted advertising to our customers, thereby impairing our ability to maintain and grow our total customers and increase revenue. Future restrictions on the collection, use, sharing or disclosure of our users' data or additional requirements for express or implied consent of users for the use and disclosure of such information could require us to modify our products, possibly in a material manner, and could limit our ability to develop new products and features.

In particular, with regard to transfers to the U.S. of personal data (as such term is used in the 1995 European Union Data Protection Directive and applicable E.U. member state legislation, and as similarly defined under the General Data Protection Regulation (GDPR) and the proposed ePrivacy Regulation) from our employees and European customers and users, we rely upon the U.S.-E.U. Privacy Shield, as well as E.U. Model Clauses in certain circumstances. Both the U.S.-E.U. Privacy Shield and E.U. Model Clauses have been subject to legal challenge and may be modified or invalidated, and we may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the European Economic Area (EEA). We may experience reluctance or refusal by current or prospective European customers to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of EEA residents. The regulatory environment applicable to the handling of EEA residents' personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs, and could result in our business, operating results and financial condition being harmed. Additionally, we and our customers may face a risk of enforcement actions by data protection authorities in the EEA relating to personal data transfers to us and by us from the EEA. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition.

In addition, several foreign countries and governmental bodies, including the E.U., Brazil and Canada, have laws and regulations concerning the collection and use of personally identifiable information obtained from their residents, including payment card information, which are often more restrictive than those in the U.S. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of personally identifiable information, including payment card information identifying, or which may be used to identify, an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol (IP) addresses, device identifiers and other data. Although we are working to comply with those laws and regulations applicable to us, these and other obligations may be modified and interpreted in different ways by courts, and new laws and regulations may be enacted in the future. Within the EEA, the GDPR took full effect on May 25, 2018, superseding the 1995 European Union Data Protection Directive and becoming directly applicable across E.U. member states. The GDPR includes more stringent operational requirements for processors and controllers of personal data, for companies established in the EEA and those outside the EEA that collect and use personal data, including payment card information, imposes significant penalties for non-compliance and has broader extra-territorial effect. As the GDPR is a regulation rather than a directive, it applies throughout the EEA, but permits member states to enact supplemental requirements if they so choose. Noncompliance with the GDPR can trigger fines of up to the greater of €20 million or 4% of global annual revenues. Further, following a referendum in June 2016 in which voters in the U.K. approved an exit from the E.U. by April 2019, a Data Protection Act substantially implementing the GDPR was enacted in the U.K., effective in May 2018. It remains unclear, however, if the U.K.'s withdrawal from the E.U. will ultimately transpire and, if it does, how U.K. data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the U.K. will be regulated. In addition, some countries are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services.

Following the GDPR, a number of states in the U.S. have introduced bills, which, if passed, would impose operational requirements on U.S. companies similar to the requirements reflected in the GDPR. Last year, California passed a privacy law (the “CCPA”), which gives consumers significant rights over the use of their personal information, including the right to object to the “sale” of their personal information. These rights may restrict our ability to use personal information in connection with our business operations. The CCPA also provides a private right of action for security breaches. Washington and Massachusetts have introduced significant privacy bills and Congress is debating federal privacy legislation, which if passed, may restrict our business operations and require us to incur additional costs for compliance.

Any new laws, regulations, other legal obligations or industry standards, or any changed interpretation of existing laws, regulations or other standards may require us to incur additional costs and restrict our business operations. For example, many jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. These mandatory disclosures regarding a security breach could result in negative publicity to us, which may cause our customers to lose confidence in the effectiveness of our data security measures which could impact our operating results. In addition, we are required under the GDPR to respond to customers' SARs within a certain time period, which entails determining what personal data is being processed, the purpose of any such data processing, to whom such personal data has been disclosed and whether personal data is being disclosed for the purpose of making automated decisions relating to that customer. We may dedicate significant resources to responding to our customers' SARs, which could have a negative impact on our operating results. In addition, a failure to respond to SARs properly could result in fines, negative publicity and damage to our business.

If our privacy or data security measures fail to comply with current or future laws, regulations, policies, legal obligations or industry standards, or are perceived to have done so, we may be subject to litigation, regulatory investigations, fines or other liabilities, as well as negative publicity and a potential loss of business. Moreover, if future laws, regulations, other legal obligations or industry standards, or any changed interpretations of the foregoing, limit our customers' ability to use and share personally identifiable information, including payment card information, or our ability to store, process and share such personally identifiable information or other data, demand for our products could decrease, our costs could increase, and our business, operating results and financial condition could be harmed.

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

We may experience, system failures and outages disrupting the operation of our hosting services and web-based products. Our revenue depends in large part on the access and delivery of traffic for podcasts and websites. Accordingly, the performance, reliability and availability of our servers for our operations and infrastructure, as well as in the delivery of products to customers, are critical to our reputation and our ability to attract and retain customers.

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

Our products depend on the ability of our customers to access the Internet. Currently, this access is provided by companies having significant market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies and government-owned service providers. The Federal Communications Commission passed Open Internet rules in February 2015, effective in June 2015, generally providing for Internet neutrality with respect to fixed and mobile broadband Internet service. Net Neutrality rules were intended to keep the internet open and fair. Internet providers were explicitly prohibited from speeding up or slowing down traffic from specific websites and apps. In December 2017, the FCC replaced net neutrality which did away with rules barring internet providers from blocking or slowing down access to online content. Additionally, the FCC has eliminated a rule barring providers’ from prioritizing their own content. These changes could adversely affect the growth, popularity or use of the Internet and could decrease the demand for our products and increase our operating costs causing harm to our business. Internationally, government regulation concerning the Internet, and in particular, network neutrality, may be developing or non-existent. Within such a regulatory environment, we could experience discriminatory or anti-competitive practices impeding both our and our customers' domestic and international growth, increasing our costs or adversely affecting our business.

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

In addition, we could be liable if there is a breach of the payment information. Online commerce and communications depend on the secure transmission of confidential information over public networks. We rely on encryption and authentication technology to authenticate and secure the transmission of confidential information, including cardholder information. However, we cannot ensure this technology will prevent breaches of the systems we use to protect cardholder information. Although we maintain network security insurance, we cannot be certain our coverage will be adequate for liabilities actually incurred or insurance will continue to be available to us on reasonable terms, or at all. In addition, some of our partners also collect or possess information about our customers, and we may be subject to litigation or our reputation may be harmed if our partners fail to protect our customers' information or if they use it in a manner inconsistent with our policies and practices. Data breaches can also occur as a result of non-technical issues. Under our contracts with our processors, if there is unauthorized access to, or disclosure of, credit card information we store, we could be liable to the credit card issuing banks for their cost of issuing new cards and related expenses.

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

Although the Company does not expect to be liable for any obligations not expressly assumed by the Company in connection with its spin-off from its former parent company FAB Universal Corp. (“FAB”) in 2016, it is possible that the Company could be required to assume responsibility for certain obligations retained by FAB should FAB fail to pay or perform its retained obligations. FAB may have obligations that at the present time are unknown or unforeseen. As the nature of such obligations are unknown, we are unable to provide an estimate of the potential obligation. However, should FAB incur such obligations, the Company may be financially obligated to pay any losses incurred.

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
●
some of ICANN's policies and practices, such as ICANN's position on privacy and proxy domain name registrations, and the policies and practices adopted by registries and registrars, could be found to conflict with the laws of one or more jurisdictions, including the GDPR, or could be materially changed in a way that negatively impacts the sale of our products;
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
●
the U.S. Congress or other legislative bodies in the U.S. or in other countries could adopt laws that erode the safe harbors from third-party liability in the CDA and DMCA;
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

In addition, the requirements of the privacy laws around the world, including the GDPR, are known to be in conflict with ICANN's policies and contracts related to how registrars collect, transmit and publish the personal information of domain name registrants in publicly accessible WHOIS directories. Although ICANN implemented a temporary policy to alleviate some of these conflicts, we are working with ICANN and our industry counterparts to reconcile these conflicts. If ICANN is unable or unwilling to harmonize these policies and contracts with applicable privacy laws, our efforts to comply with applicable laws may cause us to violate our existing ICANN contractual obligations. As a result, we could experience difficulties in selling domain names and keeping our existing customer domain names under management if we are unable to reach an amicable contractual solution with ICANN, which could have a material adverse effect on our operations and revenue.

ICANN periodically authorizes the introduction of new TLDs, and we may not have the right to register new domain names to our customers based on such TLDs, which could adversely impact our business and results of operations.

ICANN has periodically authorized the introduction of new TLDs and made domain names related to them available for registration. Our competitive position depends in part on our ability to secure access to these new TLDs. A significant portion of our business relies on our ability to sell domain name registrations to our customers, and any limitations on our access to newly-created TLDs could adversely impact our ability to sell domain name registrations to customers, and thus adversely impact our business.

In 2013, ICANN significantly expanded the number of gTLDs, which resulted in the delegation of new gTLDs commencing in 2014 (the “Expansion Program”). The Expansion Program could substantially change the domain name industry in unexpected ways and is expected to result in an increase in the number of domains registered by our competitors. In addition, if registries participating in the Expansion Program cease operations for any reason, we may have to dedicate Customer Support and development resources to transition our customers’ domains to a new gTLD registry. If a large number of such registries fail, it could diminish consumer confidence in our industry and reduce our future sales of domain names, either in legacy gTLDs or those gTLDs created as part of the Expansion Program. If we do not properly manage our response to the change in business environment, and accurately predict the market's preference for specific gTLDs, it could adversely impact our competitive position or market share.

The relevant domain name registry and ICANN impose a charge upon each registrar for the administration of each domain name registration. If these fees increase, it would have a significant impact upon our operating results.

Each registry typically imposes a fee in association with the registration of each domain name. For example, VeriSign, the registry for .com and .net, has a current list price of $7.85 annually for each .com registration, and ICANN currently charges $0.18 annually for most domain names registered in the gTLDs falling within its purview. In 2016, VeriSign and ICANN agreed VeriSign will continue to be the exclusive registry for the .com gTLD through November 2024. In 2018, Verisign and the U.S. Department of Commerce agreed to extend their Cooperative Agreement through 2024. As part of that extension, Verisign will have the right to raise .com wholesale prices up to 7% (per registration year) each year starting in November 2020, subject to ICANN's approval. As a result, costs to our customers could be higher, which could have an adverse impact on our results of operations.

We have no control over ICANN, VeriSign or any other domain name registries and cannot predict their future fee structures. While we do not currently do so, we have the discretion to impose service fees on our customers in the future. In addition, pricing of new gTLDs is generally not set or controlled by ICANN, which in certain instances has resulted in aggressive price increases on certain particularly successful new gTLDs. The increase in these fees with respect to any new gTLD either must be included in the prices we charge to our customers, imposed as a surcharge or absorbed by us. If we absorb such cost increases or if surcharges result in decreases in domain registrations, our business, operating results and financial performance may be adversely affected.

Our business and financial condition could be harmed materially if small consumers and small businesses and ventures were no longer able to rely upon the existing domain name registration system.

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

Future sales of our Common Stock could adversely affect our stock price and our ability to raise capital in the future.

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

In addition, the stock market in general and the market for small podcast and Web hosting companies, in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may reduce our stock price, regardless of our operating performance.

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

Item 2. Properties.

The Company’s principal executive offices consist of approximately 3,100 square feet of office space located at 5001 Baum Boulevard, Suite 770, Pittsburgh, Pennsylvania 15213. Our telephone number is (412) 621-0902. The Pittsburgh office is rented for $4,953 per month and the lease ends April 30, 2022. We also maintain an office at 2403 Sidney St., Suite 210, Pittsburgh, PA for the Pair operations. The office consists of approximately 34,700 square feet of space and is rented for $34,014 per month and the lease ends on September 30, 2021. Pair utilizes a colocation data center facility in Denver, Colorado. The colocation provides Pair with redundant, 24/7 power circuits. This space is leased for $6,390 and the lease ends on May 3, 2020.

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

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Market for Registrant’s Common Equity; Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 12, 2019, 29,721,974 shares of our common stock were outstanding. Our common stock is traded in the over-the-counter market on the OTCQB under the symbol “LSYN”, and the last reported sales price for our common stock on the OTCQB on March 12, 2019 was $1.69 per share. We have approximately 7,000 stockholders. This figure includes an indeterminate number of stockholders who hold their shares in “street name”. We cannot guarantee that the present market for our common stock will continue or be maintained.

We have not declared any cash dividends on our common stock, and do not intend to declare dividends in the foreseeable future. Management intends to use all available funds for the development of our plan of operation. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

Equity Compensation Plan Information

The following information is provided as of December 31, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluded securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	-	$0.00	3,000,000

Equity compensation plans not approved by stockholders	-	$0.00	-

Total	-	$0.00	3,000,000

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

We have not issued any unregistered or restricted shares of common stock during the calendar years ended December 31, 2018 and 2017, that have not already been disclosed in our Quarterly Reports on Form 10-Q and/or Current Reports on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	(a)Total number of shares (or units) purchased	(b)Average price paid per share (or unit)	(c)Total number of shares (or units) purchased as part of publicly announced plans or programs	(d)Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
December 2018	55,000(1)	$1.50	-	-
Total	55,000	$1.50	-	-

 (1) Such shares were repurchased and canceled in a privately negotiated transaction.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this Form 10-K.

Company Overview

Libsyn

Libsyn was on the forefront of the podcast trend when it was founded in 2004, launching the first Podcast Service Provider (Host), offering storage, bandwidth, and RSS (Really Simple Syndication) creation tools. Today, Libsyn is a worldwide leader of podcast hosting, distribution, and monetization. Hosting over 57,000 podcast shows, Libsyn delivered 5.1 billion industry standard unique podcast downloads to audiences worldwide in 2018. The Libsyn brand has built a reputation for reliable service, world class podcast statistics and exceptional customer service. This has allowed Libsyn to grow into one of the market leaders in the industry.

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

Approximately 70% of the shows that Libsyn distributes reach audiences using Apple’s iTunes platform which includes iTunes on the computer, iPods, iPads, iPhones, iPad, Apple Watch, Apple TV, and Apple’s Podcasts App on iOS devices. Libsyn also enables distribution to destinations like Google Play Music and aggregators such as Spotify and iHeartRadio. The OnPublish feature enables podcast episodes to be posted to social media sites such as Facebook, Twitter, YouTube, Linked-In and blogging platforms like WordPress and Blogger. Libsyn offers a podcast player that can be embedded on websites or shared via social media.

Libsyn’s podcast platform architecture allows for expansion of distribution destinations and OnPublish capabilities. Using the Libsyn service, podcast producers can more broadly distribute and promote their shows to attract larger audiences.

The Libsyn business has also experienced upward trends in the areas of podcast creation, consumption, and audience growth. Podcast shows on the Libsyn platform increased to over 57,000 in 2018 from 44,000 in 2017 from 35,000 in 2016 from 28,000 and in 2015. This resulted in 4,906,636 active episodes in 2018 versus 3,968,275 in 2017 versus 3,193,997 in 2016 and 2,572,295 in 2015. The industry standard unique podcast downloads for 2018 exceeded 5.1 billion. Additionally, the Libsyn network now reaches 111 million audience members monthly as of December 2018, an increase from 92 million in December 2017 and 62 million in December 2016.

In 2017, Libsyn generated 64% of its $10.5 million in revenue from Podcast hosting fees paid by Libsyn4 producers. Advertising revenue is 15% of overall revenues, and LibsynPro, which includes hosting, along with bandwidth charges and other professional level add-ons, makes up 17% of revenues. App subscriptions make up 4% of total Libsyn revenues.

In 2018, Libsyn generated 70% of its $12.6 million in revenue from Podcast hosting fees paid by Libsyn4 producers. Advertising revenue is 10% of overall revenues, and LibsynPro, which includes hosting, along with bandwidth charges and other professional level add-ons, makes up 17% of revenues. App subscriptions make up 3% of total Libsyn revenues.

Mobile Podcast Apps

Each month, more than 2 billion people download apps for the Apps stores versus approximately 100 million who download podcasts. To grow audience for a podcast, producers seek to distribute the show everywhere. After the iTunes podcast directory, the next largest and most readily used marketplaces are App stores. Libsyn provides the ability for producers to have their own customized apps or be included in the Libsyn PodSource app, across most major App Stores. This includes Apple, Amazon, and Windows Phone App Stores. Libsyn recently partnered with Amazon to include podcast apps for the Amazon Echo via Alexa Skills.

Multiple apps destinations allows podcasts to be discovered by those new to podcasts but familiar with Apps and more importantly, enables a simple way to consume podcasts and share them with friends. Additionally, podcast apps open podcast consumption to users who are not Apple-centric and do not require listeners to subscribe or download podcasts. Once the App has been downloaded to a mobile device, the podcast episodes can be played directly from the App.

Advertising

The Libsyn Ad Sales team has ongoing relationships with agencies and advertisers and works directly with podcast producers on advertising and sponsorship opportunities. Producers’ shows earn revenue share from advertising campaigns. Additionally, Campaign Management services, which include automated ad insertion tools, are integrated into the Libsyn platform. The Libsyn Ad Operations team and enterprise customers use these tools to schedule and track ad impressions that are dynamically inserted into podcasts. Libsyn statistics show that over 50% of podcast downloads come from the back catalog of content. With dynamic ad insertion, ads are included only during the campaign which allows the entire show catalog to be available for future campaigns. Host-read ads are permanently included in the episode limiting future advertising opportunities across a show’s entire inventory but benefiting advertisers with episodic lifetime advertising.

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

Customers can choose from a variety of web hosting plan levels based on their requirements and applications. Pair Hosting offers shared servers, virtual private servers, dedicated servers and optimized WordPress hosting Pair cloud technology as managed services. With over twenty years of experience in Internet hosting, Pair has the expertise to build and manage reliable and powerful hosting solutions. The managed service and 24x7 support allow customers to focus on their core business without having to worry about hardware, operating systems, network connectivity or uptime.

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

Pair hosting also offers self-managed service through server collocation, which delivers the advantages of the powerful infrastructure that was built behind the fully managed offerings. For those customers who want to purchase their own hardware, collocation service in Pair’s data center allows for unmanaged service with the security and reliability of the diverse network, physically secure facilities, backup power and redundant climate control.

Pair offers a managed WP product line that is optimally configured for performance and security. This managed WP service will ensure fast performance, high availability and security by keeping sites up to date with the latest WP core updates and patches and ensuring hardware and network speed and uptime. The WP service offers a range of scalable solutions from several to unlimited WP sites, ideal for single sites through enterprise applications.

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

Pair Domains offers custom domains for Top Level Domains (TLDs) including dot-com, dot-org, and dot-net that vary in price from $7.00 to $70 per year based on the TLD. Customers can search for available domains and sign-up online at www.pairdomains.com using their credit card for a one to ten years domain purchase or domain transfer. All domain names registered by Pair include enhanced services such as custom and dynamic Domain Name System (DNS) which controls your domain name’s website and email, WHOIS privacy, email forwarding, and a drag and drop website builder.

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

Goodwill

In January 2017, the FASB issued ASU 2017-04, Intangibles, Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the manner in which an entity should perform its annual, or interim, goodwill impairment test.

In accordance with ASC 350, Intangibles-Goodwill and Other, we first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (a likelihood of more than 50%) that the fair value of our reporting unit is less than its carrying amount. If after assessing the qualitative factors we determine that it is not more likely than not that the fair value of the reporting unit is less than the carrying value, then we conclude that we have no goodwill impairment and no further testing is performed; otherwise, we proceed to the two-step process. The first step under the two-step process is to compare the fair value of the reporting unit to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired, and no further testing is performed.

Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard eliminates the previous requirement to calculate a goodwill impairment charge by comparing the implied fair value of goodwill with its carrying amount.

The new standard becomes effective for us on January 1, 2020. We early adopted the proposed guidance under ASU 2017-04 for the year end December 31, 2018 on a prospective basis. The implementation of ASU 2017-04 did not have a material impact on our consolidated financial statements and related disclosures.

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

Equity-Based Compensation

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill is evaluated for impairment annually in the fourth quarter of the Company’s fiscal year, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. The company recorded no impairment charge for goodwill, during the years ended December 31, 2018 and 2017.

Results of Operations.

The Libsyn business has experienced upward trends in the areas of podcast creation, consumption, and audience growth. Podcast shows on the Libsyn platform increased to over 57,000 in 2018 from 44,000 in 2017 from 35,000 in 2016 from 28,000 and in 2015. This resulted in 4,906,636 active episodes in 2018 versus 3,968,275 in 2017 versus 3,193,997 in 2016 and 2,572,295 in 2015. The industry standard unique podcast downloads for 2018 exceeded 5.1 billion. Additionally, the Libsyn network reached 111 million audience members monthly in December 2018, an increase from 92 million in December 2017 and 62 million in December 2016.

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

Trends in the number of podcast shows on the Libsyn network and podcast consumption affect our revenue and financial results as they are directly related to cash flow and cost of revenue. Management believes that over the next 12 months growth in the podcasting industry and Libsyn’s market leadership will continue to fuel expansion of the Libsyn network and revenue. The company expects to see year-over-year cost of revenue continue to grow in 2019. With the level of bandwidth usage currently incurred, the company has Content Delivery Network (CDN) and storage solution contracts that leverage economies of scale over the next 12 months to continue to help manage cost of revenue.

In 2017, Libsyn generated 64% of its $10.5 million in revenue from Podcast hosting fees paid by Libsyn4 producers. Advertising revenue is 15% of overall revenues, and LibsynPro, which includes hosting, along with bandwidth charges and other professional level add-ons, makes up 17% of revenues. App subscriptions make up 4% of total Libsyn revenues.

In 2018, Libsyn generated 70% of its $12.6 million in revenue from Podcast hosting fees paid by Libsyn4 producers. Advertising revenue is 10% of overall revenues, and LibsynPro, which includes hosting, along with bandwidth charges and other professional level add-ons, makes up 17% of revenues. App subscriptions make up 3% of total Libsyn revenues.

Pair offers a variety of hosting plan levels, value add Internet services and domain registration. Through the Pair Account Control Center (ACC), customers can manage their hosting accounts and domains from one place. Pair’s hosting subscriptions provided as a service as of December 2018 totaled over 26,000.

Customers can choose from a variety of web hosting plan levels based on their requirements and applications. Pair Hosting offers shared servers, virtual private servers, dedicated servers and optimized WordPress hosting as managed services. Pair Hosting customers sign-up online at www.pair.com, using their credit card to subscribe to a monthly or annual plan. Pair offers a basic, getting started plan with a custom domain for $5.95 per month with a basic drag and drop website builder and more advanced plans that include additional storage, processing power and add-ons like eCommerce and WordPress. Plans are designed to provide full-featured web hosting tools for all levels including backups, Account Control and security and operating system maintenance and upgrades.

Pair Domains offers custom domains for Top Level Domains (TLDs) including dot-com, dot-org, and dot-net that vary in price from $7.00 to $70 per year based on the TLD. Customers can search for available domains and sign-up online at www.pairdomains.com using their credit card for a one to ten-year domain name purchase or domain transfer. Pair’s Domain name registrations totaled over 92,000 as of December 2018.

Fiscal year ended December 31, 2018 compared to fiscal year ended December 31, 2017

In 2018 the Company recorded revenues of $ 22,010,132, a 108% increase over revenues of $10,584,219 for the same period in 2017. The increase for 2018 reflects an increase in Libsyn4 hosting revenue as well as LibsynPro and Premium Subscription, offset by a decrease in Advertising revenue. Pair contributed $9,379,826 of revenue during 2018, and $47,563 during 2017. Libsyn4 hosting revenue increased 30% due to the growth in the number of podcasts on the network when comparing to 2017. LibsynPro revenue increased as a result of additional LibsynPro networks using our platform in 2018 with increased bandwidth usage fees for delivery of podcasts contributing to the majority of the revenue gain. Advertising revenue decreased 22% during 2018 versus 2017. The decrease resulted from decrease in the dollars being spent on ad campaigns during 2018 with existing advertisers. Premium subscription revenue increased $ 26,169.

The Company recorded total costs and operating expenses of $17,930,512 during 2018, a 30% increase as compared to operating expenses of $13,766,647 in the same period of 2017. Pair contributed $10,815,662 to total costs and operating expenses during 2018, and $0 during 2017 due to the acquisition in December 2017.

During 2018, cost of revenue totaled $3,331,876, a 40% increase as compared to $2,379,151 for the same period in 2017. Pair contributed $815,667 to cost of revenue during 2018. There was also an increase in bandwidth costs, credit card processing fees, and colocation fees, offset by a decrease in ad sharing that is being paid to producers in 2018 versus 2017, driven by a decrease in ad revenue. Cost of revenue as a percentage of revenue for Libsyn decreased to 20% in 2018 from 23% in 2017. This is a reflection of the increase in bandwidth usage during 2018 due to the growth in the number of podcasts and increased podcast consumption on the Libsyn Platform off-set by a reduction in the bandwidth rate to deliver the podcasts.

General and administrative expenses totaled $6,065,661 in 2018 versus $10,263,775 in 2017, a decrease of 41%. The decrease was driven primarily due to the decrease in non-cash compensation expense in 2018 versus 2017. In 2017, the Company incurred $7,274,000 of non-cash compensation expense due to the issuance of common stock to officers, directors and employees. Excluding non-cash compensation, General and administrative expenses increased by $3,075,886. This is due to the Pair acquisition. General and administrative for Pair of $2,875,120 consisted primarily of wages, rent, utilities, and health insurance costs. Technology expenses represented $1,842,020 in 2018 versus $610,794 in 2017, driven by an increase in wages from the addition of Pair during 2018. Selling expenses in 2018 were $846,434 versus $299,074 in 2017 driven by the addition of the selling team for Pair. Customer support expenses in 2018 were $2,830,789 versus $191,820 in 2017 driven by the addition of 24/7 support provided by Pair.

Depreciation and amortization expenses consist of charges relating to the depreciation of the property and equipment used in our operations and the amortization of intangible assets. Depreciation and amortization expense for 2018 was $3,013,732 in 2018 and $22,033 in 2017. During 2018, Pair contributed $2,968,022 to depreciation and amortization expense.

Interest expense for 2018 was $387,064, which represents interest on the loan facility obtained in connection with the acquisition of Pair. Interest income for 2018 totaled $84,992 from investments in Money Market accounts made during the year.

The Company’s net income was $3,787,797 for 2018. This represents a $6,970,192 increase from the net loss of $3,182,395 during 2017.

Inflation and seasonality:

The Company does not believe that inflation or seasonality will significantly affect its results of operation.

Liquidity and Capital Resources

2018 compared to 2017

Cash on hand was $11,079,941 at December 31, 2018, an increase of $5,868,096 over the $5,211,845 on hand at December 31, 2017. Cash provided by operations for 2018, was $7,998,526, as compared to cash provided by operations of $3,587,404 for 2017. This is a result of increased net income during 2018 offset by an increase in expenses.

During 2018, cash used in investing activities was $378,687 which was for the purchase of equipment and capitalization of software development costs. During 2017, cash used for investing was $13,130,017 of which $13,060,953 was for the purchase of Pair Networks Inc.

In 2018, net cash used in financing activities was $1,751,743. During 2018, we made principal loan payments totaling $1,600,000, as well as $69,243 of payments on our capital lease. Additionally, the Company repurchased 55,000 shares of common stock for $82,500. In 2017, net cash provided by financing activities was $9,879,000. The decrease in net cash provided by financing activities was driven by the two credit facilities totaling $10,000,000 in 2017.

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

The Term Loan is repayable in quarterly installments of $400,000 payable on the last day of each March, June, September, December and March thereafter, through and including September 30, 2022. Accrued interest is payable in arrears not less frequently than quarterly. The remaining unpaid principal balance of the Term Loan, together with accrued interest thereon, is due and payable in full on December 27, 2022. The Term Loan also calls for additional payment equal to the following: 1)100% of the proceeds from the sale of any common shares 2) 100% of the proceeds from the sale of assets not immediately replaced 3) excess liquidity in any given year up to $1,066,667 and no more than $3,200,000 over the life of the term loan.

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

Liberated Syndication Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Liberated Syndication Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet Liberated Syndication Inc. (“the Company”) as of December 31, 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2018 and the related consolidated notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal security laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have serviced as the Company’s auditor since 2018

Salt Lake City, Utah
March 14, 2019

4397 South Albright Drive, Salt Lake City, UT 84124
(801) 277-2763 Phone

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Liberated Syndication Inc.
Pittsburgh, Pennsylvania 15213

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet Liberated Syndication Inc. and subsidiaries (“the Company”) as of December 31, 2017 and the related consolidated statements of income, comprehensive income, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2017 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our Audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Gregory & Associates, LLC

We served as the Company’s auditor from 2015 to June 2018
Salt Lake City, Utah
March 26, 2018

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
CURRENT ASSETS:
Cash	$11,079,941	$5,211,845
Accounts receivable, net	481,921[1]	660,139[1]
Prepaid expenses	449,223	186,425
Total current assets	12,011,085	6,058,409

Property and equipment, net	2,229,294	3,007,025
Goodwill	16,388,171	16,352,069
Definite life - intangible assets, net	7,786,686	9,644,000
Prepaid expense	191,609	7,076
Total assets	$38,606,845	$35,068,579

CURRENT LIABILITIES:
Accounts payable	$745,889	$440,565
Accrued expenses	377,572	769,485
Deferred revenue, net of current portion	2,276,079	1,247,686
Current portion of capital lease obligation	72,986	69,243
Current portion of loans payable, net of $28,068 and $33,366 discount, respectively	2,638,599	1,566,634
Total current liabilities	6,111,125	4,093,613

LONG TERM LIABILITIES:
Loans payable, net of $51,566 and $79,634 discount, less current portion	5,681,767	8,320,366
Capital lease obligation, net of current portion	831	73,817
Deferred revenue, net	371,938	133,617
Total long-term liabilities	6,054,536	8,527,800
Total liabilities	12,165,661	12,621,413

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock	29,722	29,596
Additional paid-in capital	35,010,552	34,804,457
Accumulated deficit	(8,599,090)	(12,386,887)
Total stockholders' equity	26,441,184	22,447,166
Total liabilities and stockholders' equity	$38,606,845	$35,068,579

Liberated Syndication Inc. and Subsidiaries Balance Sheet (Parenthetical)
Statement of Financial Position	December 31, 2018	December 31, 2017
Allowance for doubtful accounts	$14,000	$14,000
Common stock authorized	200,000,000	200,000,000
Common stock par value	$0.001	$0.001
Common stock outstanding	29,721,974	29,595,473

The accompanying notes are an integral part of these consolidated financial statements.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended
	December 31, 2018	December 31, 2017

Revenue	$22,010,132	$10,584,219

Costs and operating expenses

Cost of revenue (excluding depreciation and amortization)	3,331,876	2,379,151
General and administrative	6,065,661	10,263,775
Technology	1,842,020	610,794
Selling	846,434	299,074
Customer support	2,830,789	191,820
Depreciation and amortization	3,013,732	22,033
Total costs and operating expenses	17,930,512	13,766,647
Operating income (loss)	4,079,620	(3,182,428)

Interest expense	(387,064)	-
Interest income	84,992	-
Other income	10,249	33
Income (loss) from operations before income taxes	3,787,797	(3,182,395)

Income tax expense (benefit)	-	-
Net Income (loss)	$3,787,797	$(3,182,395)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE	$0.13	$(0.13)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	29,740,207	24,390,595

The accompanying notes are an integral part of these consolidated financial statements.

LIBERATED SYNDICATION INC.
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit

Balance at December 31, 2016	20,805,860	$20,806	$25,047,247	$(9,204,492)

Issuance of Common Stock for services	7,250,000	7,250	7,266,750	-

Repurchase of Common Stock	(40,000)	(40)	(7,960)	-

Issuance of Common Stock to acquire Pair Networks Inc.	1,579,613	1,580	2,498,420	-

Net loss	-	-	-	(3,182,395)

Balance at December 31, 2017	29,595,473	$29,596	$34,804,457	$(12,386,887)

Issuance of Common Stock for services	200,000	200	317,800	-

Return of Common Stock for final settlement of Pair Acquisition	(18,499)	(19)	(29,260)	-

Repurchase of Common Stock	(55,000)	(55)	(82,445)	-

Net Income	-	-	-	3,787,797

Balance at December 31, 2018	29,721,974	$29,722	$35,010,552	$(8,599,090)

The accompanying notes are an integral part of these consolidated financial statements.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2018	December 31, 2017

Cash Flows from Operating Activities
Net income (loss)	$3,787,797	$(3,182,395)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,013,732	22,033
Issuance of common stock for services	318,000	7,274,000
Amortization of discount on loan fees	33,366	-
Change in assets and liabilities:
Accounts receivable	112,838	(184,874)
Prepaid expenses	(447,332)	(70,289)
Accounts payable	305,324	(319,483)
Accrued expense	(391,913)	66,586
Deferred revenue	1,266,714	(18,174)
Net Cash Provided by Operating Activities	7,998,526	3,587,404

Cash Flows from Investing Activities:
Purchase of property & equipment	(378,687)	(69,064)
Acquisition of Pair Networks Inc., net of cash acquired	-	(13,060,953)
Net Cash Used in Investing Activities	(378,687)	(13,130,017)

Cash Flows from Financing Activities:
Repurchase of common stock	(82,500)	(8,000)
Proceeds from loans	-	10,000,000
Payment of debt issuance costs	-	(113,000)
Repayment on term loan	(1,600,000)	-
Repayment on capital lease	(69,243)	-
Net Cash Provided by (Used in) Financing Activities	(1,751,743)	9,879,000

Net Increase in Cash and Cash Equivalents	5,868,096	336,387
Cash and Cash Equivalents at Beginning of Period	5,211,845	4,875,458
Cash and Cash Equivalents at End of Period	$11,079,941	$5,211,845

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	350,761	-
Income taxes	-	-

The accompanying notes are an integral part of these consolidated financial statements.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Liberated Syndication Inc., (“Company”, “parent”), a Nevada Corporation, was organized on September 30, 2015. Webmayhem, Inc. (“Libsyn”), a Pennsylvania corporation, a wholly owned subsidiary of the Company, was organized on January 1, 2001. Libsyn provides podcast hosting services for producers of content. Libsyn also offers ad insertion on certain of the producers’ content. Libsyn offers hosting and distribution tools, including storage, bandwidth, syndication creation, distribution, and statistics tracking. Libsyn offers an enterprise solution for professional media producers and corporate customers and a premium subscription service that provides producers a custom App and a podcast Website where listeners can access their show, login to purchase a subscription, and get access to premium content.

On December 27, 2017, the Company purchased all the issued and outstanding shares of Pair Networks Inc., (“Pair”), a Pennsylvania corporation, and subsidiaries Ryousha Kokusai, LLC (Ryousha) and 660837NB, Inc. (NB), in a transaction accounted for as a purchase.

Pair Networks Inc. provides web hosting services and domain name registrations. Services include shared web hosting, e-commerce, fully-managed virtual private and dedicated servers, customer self-managed dedicated servers, domain-name registration, co-location and content-delivery networks. Pair began operations in August 1995. It incorporated in the state of Pennsylvania in August 1998. Pair’s principal operations are conducted on-site in Pittsburgh, PA. Pair also has an operating site in Denver, Colorado, and a remote site back-up location in Pittsburgh, PA.

Ryousha Kokusai, LLC (dba Pair International), a wholly owned single-member limited liability company subsidiary of Pair, was formed on January 1, 2015. The Value Added Tax(VAT) for sales to European Union countries subject to the VAT in Europe are paid through Ryousha Kokusai LLC. There are no operating activities conducted by Ryousha. NB, a Canadian Company was organized on December 2, 2011. NB is used solely for holding the Canadian tradenames and domain names of Pair. There are no operating activities conducted by NB.

Principles of Consolidation - Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and include our accounts and the accounts of our subsidiaries. The financial statements presented reflect the accounts of parent, Libsyn, Ryousha, NB and Pair. All material intercompany accounts and transactions have been eliminated.

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

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents. At December 31, 2018, the Company had $10,641,198 cash balances in excess of federally insured limits.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash, cash equivalents and account receivable. Management’s assessment of the Company’s credit risk for cash and cash equivalents is low as cash and cash equivalents are held in financial institutions believed to be credit worthy. No single customer represented over 10% of our total revenue for any period presented. As of December 31, 2018, two customers individually accounted for 18% and 12%, respectively, of our total accounts receivable. In 2017, the same two customers individually accounted for 10% and 8%, respectively.

Accounts Receivable – Accounts receivable consist of trade receivables arising in the normal course of business. At December 31, 2018 and 2017, the Company has an allowance for doubtful accounts of $14,000 and $14,000, respectively, which reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the years ended December 31, 2018 and 2017, the Company adjusted the allowance for bad debt by $0.

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

Property and Equipment – Property and equipment is stated at cost. Depreciation is recorded over the shorter of the estimated useful life or the lease term of the applicable asset using the straight-line method beginning on the date an asset is placed in service. Maintenance and repairs are charged to expense as incurred.

Definite-Life Intangible Assets – The Company evaluates its long-lived assets for impairment whenever events or change in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the asset.

Software Development Costs - We account for software development costs, including costs to develop software products or the software component of products to be marketed to external users, as well as software programs to be used solely to meet our internal needs in accordance with ASC Topic 985 Software. Software development costs associated with software to be sold, leased, or for internal use are expensed as incurred until technological feasibility, defined as a working model or prototype, has been established. At that time, such costs are capitalized until the product is available for general release and amortized over its useful life.

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

Goodwill – Goodwill is evaluated for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The Company performed the annual impairment test of goodwill as of December 31, 2018. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. The company recorded no impairment charge for goodwill during the years ended December 31, 2018 and 2017.

Advertising Costs – Advertising costs are expensed as incurred and amounted to $122,424 and $34,623 for the periods ending December 31, 2018 and 2017, respectively.

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

Revenue Recognition - On January 1, 2018, we adopted the Financial Accounting Standards Board's (FASB) new revenue recognition standard using the modified retrospective method applied to those contracts not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under the new standard.

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

Other Definite-life Intangible Assets - Other intangible assets consist of customer relationships, intellectual property, trade name and non-compete agreement, which were generated through the acquisition of Pair. Management considers these intangible assets to have finite-lives. These assets are being amortized on a straight-line basis over their estimated useful lives.

Business Combinations - We include the results of operations of acquired businesses in our consolidated financial statements as of the respective dates of acquisition. Accounting for business combinations requires us to make significant estimates and assumptions, especially at the acquisition date, with respect to tangible and intangible assets acquired and liabilities assumed and pre-acquisition contingencies. The purchase price of acquisitions, including estimates of the fair value of contingent consideration when applicable, is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values on the respective acquisition dates, with the excess recorded as goodwill. We use our best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The estimates are inherently uncertain and subject to refinement. We continue to collect information and reevaluate these estimates and assumptions quarterly and record any adjustments to the preliminary estimates to goodwill provided we are within the measurement period.

Contingent consideration is adjusted to fair value in subsequent periods as an increase or decrease in general and administrative expenses. Acquisition-related costs are expensed as incurred. See Note 3 to our consolidated financial statements for additional information regarding business combinations.

Income Taxes - The Company accounts for income taxes using the liability method, which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which differences are expected to reverse. Deferred tax assets are adjusted by a valuation allowance, if based on the weight of available evidence it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The Company anticipates earnings in the near future and the realization of the benefit of the deferred tax assets.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles, Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the manner in which an entity should perform its annual, or interim, goodwill impairment test.

Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard eliminates the previous requirement to calculate a goodwill impairment charge by comparing the implied fair value of goodwill with its carrying amount.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

The new standard becomes effective for us on January 1, 2020. We early adopted the proposed guidance under ASU 2017-04 for the year end December 31, 2018 on a prospective basis. The implementation of ASU 2017-04 did not have a material impact on our consolidated financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 - PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:

	Life	December 31, 2018	December 31, 2017

Furniture, fixtures, and equipment	3-10 yrs	$8,155,322	$8,032,178
Leasehold improvements	3 - 5 yrs	2,646,400	2,646,400
Software	3 yrs	262,046	6,503
		11,063,768	10,685,081
Less: Accumulated depreciation		(8,834,474)	(7,678,056)
Property & equipment, net		$2,229,294	$3,007,025

Depreciation expense for the periods ended December 31, 2018 and 2017 was $1,156,418 and $22,033, respectively.

NOTE 3 – GOODWILL AND OTHER DEFINITE-LIFE INTANGIBLE ASSETS

Goodwill - Goodwill is tested for impairment annually, as well as when an event, or change in circumstances, indicates impairment may have occurred. In accordance with ASC 350, Intangibles-Goodwill and Other, we first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (a likelihood of more than 50%) that the fair value of our reporting unit is less than its carrying amount. If after assessing the qualitative factors we determine that it is not more likely than not that the fair value of the reporting unit is less than the carrying value, then we conclude that we have no goodwill impairment and no further testing is performed; otherwise, we proceed to the two-step process. The first step under the two-step process is to compare the fair value of the reporting unit to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired, and no further testing is performed.

The Company followed the guidance in ASC 350-20-35-3 and performed the annual impairment test of goodwill. Using qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test discussed in paragraphs ASC 350-20-35-4 through 35-19, management concluded that it is more likely than not that the fair value of the Webmayhem reporting unit is more than its carrying amount. Therefore, no further testing is performed.

Since 2018 was the first full reporting year for the Pair reporting unit, management decided it necessary to perform the quantitative impairment test as described in ASC 350-30-35-19. Using the valuation technique based on multiples of earnings or revenue, it was concluded that the goodwill of Pair had a fair market value which exceeded the carrying value of goodwill. Therefore, goodwill of Pair is considered not to be impaired.

Goodwill consists of:

	December 31,	December 31,
	2018	2017
Pair	$4,903,920	$4,867,818
Libsyn	11,484,251	11,484,251
Total Goodwill	$16,388,171	$16,352,069

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 3 – GOODWILL AND OTHER DEFINITE-LIFE INTANGIBLE ASSETS – continued

The following is a summary of goodwill for the Year Ended:

	December 31,	December 31,
	2018	2017

Goodwill at beginning of period	$16,352,069	$11,484,251
Acquisition of Pair	36,102	4,867,818
Impairment	-	-
Goodwill at end of period	$16,388,171	$16,352,069

As of December 31, 2018, identifiable intangible assets consist of following:

	Preliminary Fair Value	Weighted Average Useful Life (in Years)	Accumulated Amortization	Net Carrying Amount
Customer Relationships	$3,947,000	7	$563,857	$3,383,143
Intellectual Property	3,709,000	7	529,857	3,179,143
Trade name	576,000	10	57,600	518,400
Non-compete	1,412,000	2	706,000	706,000
Total	$9,644,000		$1,857,314	$7,786,686

The estimated future amortization expenses related to other intangible assets as of December 31, 2018 are as follows:

For twelve months ending December 31,
2019	$1,857,314
2020	1,151,315
2021	1,151,315
2022	1,151,314
2023	1,151,314
Thereafter	1,324,114
Total	$7,786,686

NOTE 4 - LOANS

On December 27, 2017, the Company entered into a loan agreement (the “Loan Agreement”) among the Company, Libsyn, and Pair, together, and First Commonwealth Bank, a Pennsylvania bank and trust company (the “Bank”).

The Loan Agreement provides for: (i) a revolving credit facility pursuant to which the Company may borrow an aggregate principal amount not to exceed $2,000,000 (the “Revolving Credit Facility”); and (ii) a term loan in a principal amount equal to $8,000,000 (the “Term Loan” and, together with the Revolving Credit Facility, the “Facility”). A portion of the Revolving Credit Facility, up to $500,000, may be used for standby letters of credit for the account of the Company. As of December 31, 2018, $2,000,000 was drawn down on the revolving line with $0 available.

The loan currently accrues interest at LIBOR plus 125 base points or prime plus 75 basis points at the election of the Company. As of December 31, 2018, the Company has elected LIBOR plus 125 basis points or 3.756%.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 4 – LOANS - continued

The Term Loan is repayable in quarterly installments of $400,000 commencing on March 31, 2018 and on the last day of each June, September, December and March thereafter, through and including September 30, 2022. Accrued interest is payable in arrears not less frequently than quarterly. The remaining unpaid principal balance of the Term Loan, together with accrued interest thereon, is due and payable in full on December 27, 2022. The Term Loan also calls for additional payment equal to the following: 1)100% of the proceeds from the sale of any common shares 2) 100% of the proceeds from the sale of assets not immediately replaced 3) excess liquidity in any given year up to $1,066,667 and no more than $3,200,000 over the life of the term loan. Excess liquidity is obtained when the audited financial statements reflect a cash balance greater than $4,600,000. Based upon the 2018 financial statements, the company demonstrates excess liquidity per the Term Loan agreement. As such, the company has included the expected $1,066,667 payment to the bank as a current liability. As of December 31, 2018, the balance on the term loan was $6,400,000.

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

On December 27, 2017, the Company drew $10,000,000 under the Facility to finance a portion of the cash consideration pursuant to the Share Purchase Agreement. Debt issuance costs of $113,000 for the Facility were recorded as a discount and will be amortized over the life of the Facility. As of December 31, 2018, the discount was $79,634.

Future Maturities of the loans at December 31, 2018 are as follows:

For the year ending December 31,
2019	$2,666,667
2020	1,600,000
2021	1,600,000
2022	1,600,000
2023	933,333
Thereafter	-
Total	$8,400,000

NOTE 5 - CAPITAL STOCK

Common Stock - The Company has authorized 200,000,000 shares of common stock, $0.001 par value. As of December 31, 2018, 29,721,974 shares were issued and outstanding.

During the first quarter of 2018, the Company issued 200,000 shares of common stock valued at $318,000 to a consultant for services rendered.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 5 – CAPITAL STOCK – continued

During the first quarter of 2018, the seller of Pair Networks Inc., returned 18,499 shares valued at $29,279 to the company as per the terms of the acquisition agreement dated December 27, 2017 in connection with the closing adjustment for the net-working capital provision.

During the fourth quarter of 2018, the Company repurchased 55,000 shares of common stock for $82,500, and the stock was retired.

During January 2017, the Company issued 3,650,000 stock awards comprising of shares of common stock valued at $1,752,000 to officers and directors and recorded non-compensation of $1,752,000. These shares are subject to forfeiture based on market conditions, including the market cap of the Company and up-listing to NASDAQ. These market conditions expire through April 2019. The shares are unable to be traded until these market conditions have been achieved.

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

Information regarding vested stock awards for the year ended December 31, 2018 is summarized in the table below:

	Shares	Weighted Average Grant Date Fair Value	Average Remaining Life
Issued and outstanding awards subject to forfeiture at beginning of period	7,250,000	$1.00	1.68
Stock Awards Issued	-	$-	-
Awards no-longer subject to forfeiture	2,075,000	$0.61	N/A
Cancelled / Forfeited Awards	-	-	-
Issued and outstanding awards subject to forfeture at end of period	5,175,000	$1.16	1.45

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 6 – DEFERRED REVENUE

Deferred revenue consists of the following:

	December 31, 2018	December 31, 2017
Current:
Hosting services	$1,601,335	$1,032,000
Domains	535,273	104,172
Media subscription	139,471	111,514
	$2,276,079	$1,247,686
Noncurrent:
Hosting services	39,071	50,351
Domains	332,867	83,266
	$2,648,017	$1,381,303

Deferred revenue as of December 31, 2018 is expected to be recognized as revenue as follows:

	2019	2020	2021	2022	2023	Thereafter	Total

Domains	$535,273	$132,278	$87,726	$70,796	$36,957	$5,110	$868,140
Hosting	1,601,335	35,340	3,731	-	-	-	1,640,406
Media Subscription	139,471	-	-	-	-	-	139,471
	$2,276,079	$167,618	$91,457	$70,796	$36,957	$5,110	$2,648,017

Disaggregated revenue consists of following:

	Twelve months ended December 31
	2018	2017
Hosting services	$8,896,966	$47,563
Podcast hosting	10,915,771	8,504,883
Advertising	1,323,776	1,662,788
Domains	547,770	-
Other	325,849	368,985
	$22,010,132	$10,584,219

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Accounting for Income Taxes which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At December 31, 2018 and 2017, the total of all deferred tax assets was $2,548,929 and $3,458,667, respectively, and the total of the deferred tax assets related to goodwill was $2,341,897 and $1,848,717, respectively. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets the Company has established a valuation allowance of $2,548,929 and $3,458,667 for the years ended December 31, 2018 and 2017. The change in the valuation allowance for the years ended December 31, 2018 and 2017 was $909,738 and $110,866, respectively.

The components of income tax expense (benefit) from continuing operations for the Years ended December 31, 2018 and 2017 consist of the following:

	For the Years Ended
	December 31,
Current tax expense:	2018	2017
Federal	$-	$-
State	-	-
Current tax expense	-	-
Deferred tax expense (benefit):
Revaluation of deferred tax asset change in Federal Tax Rate	-	1,400,760
Depreciation and amortization	(668,673)	-
Goodwill	493,180	511,108
Non-cash compensation	366,496	-
Return to accrual	(188,106)	-
Valuation Allowance	(909,738)	(110,866)
Net operating loss carryforward	906,841	(1,801,002)
Subtotal deferred tax expense/(benefit)	-	-
Income tax expense/(benefit)	$-	$-

Deferred income tax expense/(benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the company’s effective rate is as follows:

	For the Years Ended
	December 31,
	2018	2017
Computed tax at the expected statutory rate	$795,437	$(1,082,014)
State and local income taxes, net of federal	299,885	173,117
Other non-deductible expenses	2,522	1,632
Revaluation of deferred tax assets for change in Federal Tax Rate	-	1,400,760
Other items	(188,106)	(382,629)
Valuation Allowance	(909,738)	(110,866)
Income tax expense/(benefit)	$-	$-

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 7 – INCOME TAXES – continued

The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset at December 31, 2018 and 2017

	December 31,	December 31,
	2018	2017
Current deferred tax assets (liabilities):
Allowance for doubtful accounts	$-	$-
Vacation accrual	-	-
Total current deferred tax assets (liabilities)	-	-

Long-term deferred tax assets (liabilities):
Goodwill - impaired	2,066,632	2,066,632
Goodwill – tax amortization	(4,408,529)	(3,915,349)
Depreciation and amortization	347,471	-
Non-cash compensation	1,735,115	-
Net operating loss carryforward	2,808,240	5,307,384
Valuation allowance	(2,548,929)	(3,458,667)
Total long-term deferred tax assets (liabilities)	$-	$-
Net term deferred tax assets (liabilities)	$-	$-

At December 31, 2018, the company has loss carryforwards of approximately $9.7 million that expire in various years through 2038.

We file U.S. federal, and U.S. states returns, and we are generally no longer subject to tax examinations for years prior to 2015 for U.S. federal and U.S. states tax returns.

NOTE 8 - LEASES

Operating Leases - The Company leases office two spaces in Pittsburgh, Pennsylvania. The corporate headquarter lease is for $4,953 a month through April 2022. The office space for Pair is $34,014 a month through September 2021. Pair leases a colocation data center facility in Denver, Colorado for $6,390 through May 3, 2020.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2018 are as follows:

Year ending December 31:	Lease Payments
2019	544,284
2020	493,164
2021	365,562
2022	19,812
Thereafter	-
Total Minimum Lease Payment	$1,422,822

Lease expense charged to operations was $611,538 and $167,945 for the periods ended December 31, 2018 and 2017, respectively.

Capital Leases – In connection with the acquisition of Pair, the Company acquired a lease of equipment on a capital leases currently calling for monthly payments of approximately $6,261 through January of 2020. Included in property and equipment, at December 31, 2018, the Company had recorded equipment on capital lease at $332,324, with related accumulated depreciation of $116,313.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 8 – LEASES - continued

During the year ended December 31, 2018, depreciation expense for equipment on capital lease amounted to $33,232 and has been included in depreciation expense.

Future minimum capital lease payments are as follows for the years ended December 31:

Year ending December 31,	Lease Payments
2019	75,132
2020	835
Total minimum lease payments	75,967
Less amount representing interest	(2,150)
Present value of minimum lease payments	73,817
Less Current Portion	(72,986)
$831

NOTE 9 –EARNINGS PER SHARE

Basic income (loss) per share is computed by dividing net income (loss) attributable to Liberated Syndication Inc. by the weighted-average number of shares of common stock outstanding during the period. As of December 31, 2018, there were no common stock equivalents outstanding.

The following data shows the amounts used in computing earnings per share and the weighted average number of shares of common stock outstanding for the periods presented for the periods ended:

	December 31, 2017	December 31, 2017
Income (loss) from operations available to common stockholders (numerator)$	$3,787,797	(3,182,395)
Income (loss) available to common stockholders (numerator)	3,787,797	(3,182,395)
Weighted average number of common shares outstanding during the period used in earnings per share (denominator)	29,740,207	24,390,595

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

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 11 - SEGMENT REPORTING

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company's business segments.

The Company is engaged in providing hosting services. The Company's chief operating decision maker (“CODM”) has been identified as the CEO who reviews the financial information of separate operating segments when making decisions about allocating resources and assessing performance of the group. Based on management's assessment, the Company has determined that it has two operating segments as of December 31, 2018 which are podcast hosting services (Libsyn) and internet hosting services (Pair).

The following table presents summary information by segment for the twelve months ended December 31, 2018 and 2017, respectively:

	2018			2017
(in thousands)	Libsyn	Pair	Total	Libsyn	Pair	Total

Revenue	$12,630	$9,380	$22,010	$10,536	$48	$10,584
Cost of revenue	2,516	816	3,332	2,379	-	2,379

Total assets	$20,875	$17,732	$38,607	$16,965	$18,104	$35,069
Depreciation and amortization	$46	$2,968	$3,014	$22	$-	$22

NOTE 12 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of the filing of this report. No events were identified that would require adjustment to or disclosure in the financial statements.

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

Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of December 31, 2018, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including the CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2018 at the above-described reasonable assurance level.

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

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013 framework). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2018, was effective.

Item 9B. Other Information

None; not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth:

●
the names of our current directors and executive officers,
●
their ages as of March 12, 2019, which is the date for filing of this 10-K; and
●
the capacities in which they currently serve The Company:

Name	Age	Position(s)	Served in Position Since
Christopher J. Spencer	50	Chief Executive Officer and Chairman of the Board	2015
John Busshaus	55	Chief Financial Officer	2015
Denis Yevstifeyev	38	Director	2015
Douglas Polinsky	59	Director	2015
J. Gregory Smith	49	Director	2015

Christopher Spencer has served as our Chief Executive Officer, President and as a director of the Company since its inception on September 29, 2015. Mr. Spencer has served as a Director of Future Healthcare of America since June 22, 2012. Mr. Spencer has served as Chief Executive Officer, President, and a director of FAB Universal Corp. since February 7, 2001. From 1994 until 1996, Mr. Spencer founded and worked for ChinaWire, Inc., a high-technology company engaged in financial remittance between international locations and China. Mr. Spencer worked for Lotto USA, Inc. from 1992-1994, where he was founder and Chief Executive Officer for the Pennsylvania computer networking company. From 1990 until 1992, Mr. Spencer worked for John Valiant, Inc., and was responsible for business concept development and obtaining financing.

John Busshaus has served Chief Financial Officer of the Company since its inception on September 29, 2015. Mr. Busshaus has served as the Chief Financial Officer of FAB Universal Corp. since January 29, 2007. From 2004 to 2006, Mr. Busshaus was an independent business consultant. Mr. Busshaus’ efforts were assisting organizations with the implementation of Sarbanes Oxley, filing of SEC reports, and taking a company through an IPO. Mr. Busshaus worked for Talanga International from 2001 to 2004, where he was the Chief Financial Officer for the company. From 1999 to 2000, Mr. Busshaus worked for Mellon Bank as Controller and Vice President and was responsible for strategic planning and managing the annual and monthly budgeting within Global Security Services. From 1994 to 1998, Mr. Busshaus worked for PepsiCo as Senior Business Planner, and was responsible for annual and quarterly budgets planning, as well as weekly, monthly, and quarterly reporting of results. As a member of management, Mr. Busshaus' efforts contributed to the revenue growth and market share increases in a market that was categorized as saturated.

Douglas Polinsky has served as a Director of the Company since its inception on September 29, 2015. Mr. Polinsky has served as a Director of FAB Universal Corp. since October 2007. Mr. Polinsky serves as the President of Great North Capital Corp., a Minnesota-based financial services company he founded in 1995. Great North advises corporate clients on capital formation and other transaction-related financial matters. Mr. Polinsky earned a Bachelor of Science degree in Hotel Administration at the University of Nevada at Las Vegas.

Greg Smith has as a Director of the Company since its inception on September 29, 2015. Mr. Smith has served as a Director of FAB Universal Corp. since October 2007. Mr. Smith is an award-winning producer and entrepreneur with over 10 years of experience in Non-Fiction Television.  In 2000, Mr. Smith established The Solution Film Group, LLC and acts as the Company’s President.  Mr. Smith provides professional production and editorial support for various forms of non-fiction television entertainment, including the direction of media projects from development through production and post-production.  His clients include Discovery Channel, Science Channel, Discovery HD Theater, Animal Planet, The Military Channel, PBS, and Discovery Networks International.  Mr. Smith most recently won an Emmy in 2006 for the Discovery Channel’s animated special Before the Dinosaurs.  His other awards for excellence in production and editing include Emmys for the Discovery Channel’s Walking with Prehistoric Beasts and Allosaurus:  A Walking with Dinosaurs Special.  From 1997 to 2000, Mr. Smith worked for Discovery Communications, Inc. in the capacity of Supervising Producer from January 1998 to November 2000, and Producer/Editor from October 1997 to January 1998. From 1995 to 1996, Mr. Smith worked for Discovery Channel Pictures serving as Assistant Editor from March 1996 to October 1997, and Production Assistant from September 1995 to March 1996. From 1994 to 1995, Mr. Smith worked for Crawford Communications in Atlanta, Georgia as a Manager of Satellite Services for The Learning Channel.

Denis Yevstifeyev has served as a Director of the Company since its inception on September 29, 2015. Mr. Yevstifeyev has served as a Director of FAB Universal Corp since October 2007. From December 2017 to present, Mr. Yevstifeyev served as Vice President of Financial Planning & Analysis and Procurement for Dream Center Education Holdings. From 2009 to 2012, and from 2015 to 2017, Mr. Yevstifeyev served as the Director of Financial Planning & Analysis for Education Management Corporation – Online Higher Education. From 2012 to 2015, Mr. Yevstifeyev owned and operated his commercial printing company. From 2007 to 2008, Mr. Yevstifeyev served as Sr. Financial Reporting Analyst for American Eagle Outfitters, Inc., in Pittsburgh.  His duties included: preparing and analyzing various internal and external financial reports; researching new accounting pronouncements and evaluating any impact on the financial statements. He also reviewed accounting workpapers and prepared the company’s SEC filings for forms 8-K, 10-Q and 10-K. From 2005 to 2007, Mr. Yevstifeyev worked for Schneider Downs, Inc., where he worked on Sarbanes-Oxley compliance engagements. In 2005, Mr. Yevstifeyev graduated with a Bachelor of Science degree in Business from Washington and Jefferson College.  He also graduated with honors from the Moscow Bank College of the Central Bank of Russia in Moscow with a degree in Finance in 2000. From 2002 to 2003, Mr. Yevstifeyev served as the Settlement Department Manager for SDM BANK in Moscow, where he dealt with domestic and international corresponding banks, among other responsibilities.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORT COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to us with respect to fiscal 2018 and on representations that no other reports were required, we believe that during the 2018 fiscal year all applicable Section 16(a) filing requirements were met.

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

Audit Committee.    The Audit Committee currently consists of Mr. Yevstifeyev, as chair, Mr. Polinsky and Mr. Smith. Mr. Yevstifeyev, the Board of Directors has determined, is an “audit committee financial expert” as defined under SEC rules. This committee oversees the integrity of our financial statements, disclosure controls and procedures, the systems of internal accounting and financial controls, compliance with legal and regulatory requirements, the qualifications and independence of the independent auditors and the performance of our internal audit function and independent auditors, and the quarterly reviews and annual independent audit of our financial statements. Sadler, Gibb & Associates LLC, our independent auditors, reports directly to the Audit Committee.

We will provide a free printed copy of any of the charters of any Board committee to any stockholder on request.

Compensation Committee.    The Compensation Committee currently consists of Mr. Smith as chair, Mr. Yevstifeyev, and Mr. Polinsky. This committee provides assistance to the Board of Directors in overseeing our compensation policies and practices. It reviews and approves the compensation levels and policies for the Board of Directors; reviews and approves corporate goals and objectives with respect to CEO compensation and, based upon these evaluations, determines and approves the CEO’s compensation; makes recommendations to the Board of Directors with respect to non-CEO executive officer compensation. The Compensation Committee also has the responsibility to provide the report to stockholders on executive officer compensation, which appears below.

Item 11. Executive Compensation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the compensation committee (i) was an officer or employee of the Company or a subsidiary of the Company during 2018, (ii) was formerly an officer of the Company or a subsidiary of the Company, or (iii) had any relationship required to be disclosed pursuant to Item 404 of Regulation S-K.

During fiscal 2018, none of the Company’s executive officers served as (i) a member of a compensation committee of another company, one of whose executive officers served on the Company’s compensation committee; (ii) a director of another company, one of whose executive officers served on the Company’s compensation committee; or (iii) a member of a compensation committee of another company, one of whose executive officers served as one of the Company’s directors.

 COMPENSATION DISCUSSION AND ANALYSIS

Overview and General Philosophy

At Liberated Syndication, our focus is to create value through expanding the products and services that can utilize the services we offer. We are also focused on growing our business through new product offerings and services for our clients. Our executive compensation program supports this goal of value creation by:

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
●
We award long-term equity incentive opportunities using restricted stock, so that appreciating stock value is a significant factor in executive compensation.

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

For the CEO, these factors are judged, and compensation is recommended by the Compensation Committee of the Board of Directors and approved by the Board. For the other executive officers (including all the named executives in the Summary Compensation Table), the factors are considered by the CEO, who recommends compensation levels. These judgments and recommendations are then reviewed and approved or revised by the Compensation Committee.

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

Our performance for fiscal 2018 exceeded targeted levels.

Base Salary.    We consider base salary a tool to provide executives with a base level of income relative to the scope of the positions they hold. Base salaries are established based on the level of responsibility for the position. With the exception of the CEO and named executives all base salaries are reviewed annually and are adjusted from time to time to reflect changes in responsibility level.

In 2018, our named executives’ salaries ranged from $350,000 to $400,000. There was no increase in salary during 2018.

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

In fiscal year 2018, discretionary bonuses were awarded to the executive officers.

Our Compensation Committee believes that we have executed on our compensation philosophy given the level of Company performance in fiscal 2018.

Long-Term Incentive Compensation.   In 2018, we did not have any such compensation plan.

In fiscal 2019, we plan to execute a long-term incentive design that will utilize stock options or restricted stock. For senior management, including named executives, the primary emphasis will be on stock awards. This results primarily in senior management focus on stock price performance, directly aligning the interests of executives with the interests of stockholders. It also puts a higher percentage of long-term compensation at risk as the design delivers less immediate value to executives.

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

Perquisites.    Eligible employees, including named executives, participate in various other employee benefit plans, including medical and dental care plans; flexible spending accounts for health care; life, accidental death and dismemberment and disability insurance; and vacation plans. The primary purpose of providing these plans and limited perquisites to senior executives is to attract and retain talented executives to manage the Company. With respect to non-insurance perquisites, we prefer to take a minimalist approach. For fiscal 2018, the Company did not have executive non-insurance perquisites.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth in this Annual Report with our management. Based on such review and discussions, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee
J. Gregory Smith, Chairman
Denis Yevstifeyev
Douglas Polinsky

EXECUTIVE COMPENSATION

Summary Compensation Table

The following sets forth the compensation of Liberated Syndication’s Chief Executive Officer during fiscal 2018, and the other persons who served as executive officers during fiscal 2018. Unless otherwise noted, the amounts shown represent what was earned in fiscal 2018.

SUMMARY COMPENSATION TABLE – FISCAL 2018

Name and principal position	Salary ($)	Bonus ($)	Stock awards ($)	Non-equity incentive plan compensation ($)	All other compensation ($)	Total ($)
Christopher Spencer – Chief Executive Officer
2018	400,000	60,000	-	-	-	460,000
2017	400,000	-	2,392,000	-	-	2,792,000
2016	400,000	150,000	-	-	-	550,000
John Busshaus – Chief Financial Officer
2018	350,000	45,000	-	-	-	395,000
2017	350,000	-	1,968,000	-	-	2,318,000
2016	350,000	125,000	-	-	-	475,000

The bonuses represent discretionary awards during the respective year by the compensation committee and the board of directors

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding equity awards for the named executives as of December 31, 2018.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2018

	Option awards				Stock awards
Name	Numberof securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)Optionexpiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Chris Spencer	-	-	-	-	1,850,000	2,312,500	-	-
John L. Busshaus	-	-	-	-	1,525,000	1,906,250	-	-

Grants of Plan-Based Awards for 2018

There were no plan-based equity awards made to our executive officers during fiscal 2018.

Option Exercises and Stock Vested

The following table sets forth information concerning fiscal 2018 option exercises and restricted stock that vested during fiscal 2018 for the named executives.

OPTION EXERCISES AND STOCK VESTED DURING FISCAL 2018

	Option awards		Stock awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquiredon vesting (#)	Value realized on vesting ($)
Christopher Spencer	-	-	-	-
John L. Busshaus	-	-	-	-

Pension Benefits

Liberated Syndication does not have any plans that provide for payments or other benefits at, following, or in connection with retirement.

Nonqualified Deferred Compensation

Liberated Syndication does not have a Deferred Compensation Plan for its executive officers.

Other Potential Post-Employment Payments

As of December 31, 2018, there were no named executives with employment contracts that require or required severance or other post-employment payments.

Summary Information about Equity Compensation Plans

As of December 31, 2018, Liberated Syndication does not have any Stock Option Compensation Plans.

Stockholder Approval of Equity Compensation Plans.    The following table presents information as of December 31, 2018, about Liberated Syndication’s common stock that may be issued upon the exercise of options granted to employees, consultants or members of the Board of Directors under all of our existing equity compensation plans and individual arrangements. As described above, Liberated Syndication does not have any stock option plans under which options have been granted.

Plan Category	Maximum shares to be issued upon exercise of options	Weighted-average exercise price of outstanding options	Shares remaining available for future issuance under existing equity compensation plans (excluding shares reflected in first column)
Plans approved by stockholders	3,000,000	$-	3,000,000
Plans not approved by stockholders	-	-	-

Total	3,000,000	$-	3,000,000

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

The following table sets forth the compensation Liberated Syndication paid its non-employee directors in 2018. Unless otherwise noted, the amounts shown represent what was earned in fiscal 2018.

DIRECTOR COMPENSATION TABLE – FISCAL 2018

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total($)
Doug Polinsky	66,000	-	-	-	-	-	66,000
J. Gregory Smith	66,000	-	-	-	-	-	66.000
Denis Yevstifeyev	66,000	-	-	-	-	-	66,000

All outside directors will receive a base annual cash compensation of $36,000, which will be paid monthly.

Item 12. Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of March 12, 2019 regarding the beneficial ownership of our common stock, for:

●
each person (or group of affiliated persons) who, insofar as we have been able to ascertain, beneficially owned more than 5% of the outstanding shares of our common stock:
●
each director;
●
each named executive; and
●
all directors and executive officers as a group.

We relied on information received from each stockholder as to beneficial ownership, including information contained on Schedules 13D and 13G and Forms 3, 4 and 5.  As of March 12, 2019 there were 29,721,974 shares of common stock outstanding.

Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Owner %
10% Stockholders:
None
Directors:
Douglas Polinsky	504,241	1.7%
J. Gregory Smith	486,000	1.6%
Denis Yevstifeyev	500,000	1.7%
Executive Officers:
Christopher Spencer, Chief Executive Officer	2,834,392	9.5%
John L. Busshaus	2,207,524	7.4%
All directors and executive officers as a group (5 persons)	6,532,157	22.0%

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons.

During the fiscal years ended December 31, 2018 and 2017, there were no transactions, and there are no currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

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

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed to Liberated Syndication by its principal auditor during the calendar years ended December 31, 2018 and 2017:

Fee category	2018	2017
Audit Fees (1)	$82,000	$70,000
Audit – related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$82,000	$70,000

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

The Audit Committee is informed of and approves all services Sadler, Gibb & Associates provides. The Audit Committee pre-approves the annual audit fee, tax services, and non-routine SEC filing reviews, as well as the fees for all large projects that are expected to cost more than $35,000. In addition, it has pre-approved $15,000 for items that relate to routine accounting services related to items such as new, routine SEC filings requiring consents, and routine tax consultations.

Upon performance of such services, the Audit Committee is informed of and approves the matters to which such consultations relate. Upon approval by the Audit Committee, the amount is added back to the pre-approved $15,000.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements.

Consolidated Balance Sheets of Liberated Syndication Inc. and subsidiaries as of December 31, 2018 and 2017
Consolidated Statements of Operations of Liberated Syndication Inc. and subsidiaries for the years ended December 31, 2018 and 2017
Consolidated Statements of Stockholders' Equity of Liberated Syndication Inc. and subsidiaries for the years ended December 31, 2018 and 2017
Consolidated Statements of Cash Flows of Liberated Syndication Inc. and subsidiaries for the years ended December 31, 2018 and 2017
Notes to Consolidated Financial Statements

(b) Exhibits. (1)

Exhibit Number	Description
3.1	Articles of Incorporation (3)
3.2	Bylaws (3)
10.1	Tax Matters Agreement (3)
10.2	Stock Agreement of Christopher J. Spencer dated April 13, 2017(4)*
10.3	Stock Agreement of John Busshaus dated April 13, 2017(4)*
10.4	Stock Agreement of Douglas Polinsky dated April 13, 2017(4)*
10.5	Stock Agreement of Denis Yevstifeyev dated April 13, 2017(4)*
10.6	Stock Agreement of John G. Smith dated April 13, 2017(4)*
10.7	Stock Agreement of Christopher J. Spencer dated December 15, 2017(5)*
10.8	Stock Agreement of John Busshaus dated December 15, 2017(5)*
10.9	Stock Agreement of Douglas Polinsky dated December 15, 2017(5)*
10.1	Stock Agreement of Denis Yevstifeyev dated December 15, 2017(5)*
10.11	Stock Agreement of John G. Smith dated December 15, 2017(5)*
10.12	Loan Agreement among Liberated Syndication, Webmayhem, Inc., Pair Networks, Inc. and First Commonwealth Bank dated December 27, 2017 (2)
10.13	2018 Omnibus Equity Incentive Plan
21	Subsidiaries of Registrant
31.1	302 Certification of Christopher J. Spencer
31.2	302 Certification of John Busshaus
32	906 Certification

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
(4)
Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2017.
(5)
Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2017.
(6)
Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 2018.

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

LIBERATED SYNDICATION INC.

Date:	3/14/19	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	3/14/19	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	3/14/19	/s/ John Busshaus
John Busshaus
Chief Financial Officer