Form 10-Q
period 2019-03-31
Liberated Syndication Inc.
filed 2019-05-20
CIK 1667489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of ‘‘large accelerated filer”, “accelerated filer,’’ “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

As of May 14, 2019, there were 29,271,974 shares of common stock, par value $0.001, of the registrant issued and outstanding.

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

LIBERATED SYNDICATION INC.
FINANCIAL STATEMENTS

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
CURRENT ASSETS:
Cash	$12,516,269	$11,079,941
Accounts receivable, net	398,766(1)	481,921(1)
Prepaid expenses	541,147	449,223
Total current assets	13,456,182	12,011,085

Property and equipment, net	2,094,830	2,229,294
Goodwill	16,388,171	16,388,171
Definite life - intangible assets, net	7,322,357	7,786,686
Prepaid expense	252,312	191,609
Operating lease right-of-use assets	1,268,326	-
Total assets	$40,782,178	$38,606,845

CURRENT LIABILITIES:
Accounts payable	$567,244	$745,889
Accrued expenses	636,153	377,572
Deferred revenue	2,060,901	2,276,079
Current portion of capital lease obligation	55,929	72,986
Current portion of loans payable, net of $26,850 and $28,068 discount, respectively	2,639,817	2,638,599
Current portion of operating lease liabilities	511,751	-
Total current liabilities	6,471,795	6,111,125

LONG TERM LIABILITIES:
Loans payable, net of $45,381 and $51,566 discount, respectively, less current portion	5,287,952	5,681,767
Capital lease obligation, net of current portion	-	831
Deferred revenue, net of current portion	450,452	371,938
Operating lease liabilities	756,575	-
Total long-term liabilities	6,494,979	6,054,536
Total liabilities	12,996,774	12,165,661

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock	29,722	29,722
Additional paid-in capital	34,857,139	35,010,552
Accumulated deficit	(7,071,457)	(8,599,090)
Total stockholders' equity	27,815,404	26,441,184
Total liabilities and stockholders' equity	$40,782,178	$38,606,845

Liberated Syndication Inc. and Subsidiaries Balance Sheet (Parenthetical)
Statement of Financial Position	March 31, 2019	December 31, 2018
Allowance for doubtful accounts [1]	14,000	14,000
Common stock authorized	200,000,000	200,000,000
Common stock par value	0.001	0.001
Common stock issued and outstanding	29,721,974	29,721,974

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended March 31,
	2019	2018

Revenue	$6,282,979	$5,059,305

Costs and operating expenses

Cost of revenue (excluding depreciation and amortization)	839,640	707,370
General and administrative	1,828,539	1,705,312
Technology	454,638	373,326
Selling	194,794	217,002
Customer support	659,868	668,230
Depreciation and amortization	742,097	766,900
Total costs and operating expenses	4,719,576	4,438,140
Operating income	1,563,403	621,165

Interest expense	(86,842)	(100,596)
Interest income	51,951	9,665
Other income (expense)	(879)	2,681
Income from operations before income taxes	1,527,633	532,915

Income tax expense (benefit)	-	-
Net Income	$1,527,633	$532,915

BASIC AND DILUTED INCOME PER COMMON SHARE	$0.05	$0.02
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	29,721,294	29,644,362

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Shares	Stockholders’ Equity

			Additional
	Common	Par	Paid-in	Retained	Total
	Shares	Value	Capital	Earnings	Equity
Balance at January 1, 2019	29,721,974	$29,722	$35,010,552	$(8,599,090)	$26,441,184
Recapture of prior period non-cash compensation charges in the current period			(830,500)		(830,500)
Non-cash Compensation awards			677,087		677,087
Net income				1,527,633	1,527,633
Balance at March 31, 2019	29,721,974	$29,722	$34,857,139	$(7,071,457)	$27,815,404

	Common Shares	Stockholders’ Equity

			Additional
	Common	Par	Paid-in	Retained	Total
	Shares	Value	Capital	Earnings	Equity
Balance at January 1, 2018	29,595,473	$29,596	$34,804,457	$(12,386,887)	$22,447,166
Net Income				532,915	532,915
Issuance of Common Stock for services	200,000	200	317,800		318,000
Return of Common Stock for final settlement of Pair Acquisition	(18,499)	(19)	(29,260)		(29,279)
Balance at March 31, 2018	29,776,974	$29,777	$35,092,997	$(11,853,972)	$23,268,802

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2019	2018

Cash Flows from Operating Activities
Net income	$1,527,633	$532,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	742,097	766,900
Issuance of common stock	-	318,000
Non-cash compensation expense, net of recapture	(153,413)	-
Amortization of right-of-use asset	129,495	-
Discount on loan fees	7,403	9,023
Change in assets and liabilities:
Accounts receivable	83,155	(76,925)
Prepaid expenses	(152,627)	(134,237)
Accounts payable	(178,645)	44,031
Accrued expense	258,581	(456,472)
Operating lease liabilities	(129,495)	-
Deferred revenue	(136,664)	789,635
Net Cash Provided by Operating Activities	1,997,520	1,792,870

Cash Flows from Investing Activities:

Purchase of property and equipment	(143,304)	-
Net Cash Used in Investing Activities	(143,304)	-

Cash Flows from Financing Activities:
Repayment on term loan	(400,000)	(400,000)
Repayment on capital lease	(17,888)	(16,970)
Net Cash Used in Financing Activities	(417,888)	(416,970)

Net Increase in Cash	1,436,328	1,375,900
Cash at Beginning of Period	11,079,941	5,211,845
Cash at End of Period	$12,516,269	$6,587,745

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$76,502	$96,730
Income taxes	-	-

Supplemental Disclosures of Cash Flow Investing and Financing Activities
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	1,397,821	-

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

Pair Networks Inc. provides web hosting services and domain name registrations. Services include shared web hosting, e-commerce, fully managed virtual private and dedicated servers, customer self-managed dedicated servers, domain-name registration, co-location and content-delivery networks. Pair began operations in August 1995. It incorporated in the state of Pennsylvania in August 1998. Pair’s principal operations are conducted on-site in Pittsburgh, PA. Pair also has an operating site in Denver, Colorado, and a remote site back-up location in Pittsburgh, PA.

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

Our interim financial statements are unaudited, and in our opinion, include all adjustments of a normal recurring nature necessary for the fair presentation of the periods presented. The results for the interim periods are not necessarily indicative of the results to be expected for any subsequent period or for the year ending December 31, 2019.

These financial statements should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the 2018 Form 10-K).

Prior Period Reclassifications - Reclassification of $318,000 common stock in prior periods was recorded as a Non-cash compensation item in the Statement of Operations. Per SAB 14, this has been reclassified and included in General and administrative line item.

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

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents. At March 31, 2019, the Company had $12,245,103 cash balances in excess of federally insured limits.

Depreciation – Depreciation of property and equipment is provided on the straight-line method over the estimated useful lives.

Accounts Receivable – Accounts receivable consist of trade receivables arising in the normal course of business. At March 31, 2019 and March 31, 2018, the Company has an allowance for doubtful accounts of $14,000 and $14,000, respectively, which reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the three months ended March 31, 2019 and 2018, the Company adjusted the allowance for bad debt by $0.

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

Technology Costs - Software development costs associated with software to be sold, leased, or for internal use are expensed as incurred until technological feasibility, defined as a working model or prototype, has been established. At that time, such costs are capitalized until the product is available for general release. To date, costs incurred between the completion of a working model and the point at which the product is ready for general release have been insignificant. Accordingly, the Company has expensed all such costs to technology during the three months ended March 31, 2019 and 2018. Technology costs totaled $454,638 and $373,326 for the three months ended March 31, 2019 and 2018, respectively.

Goodwill – Goodwill is evaluated for impairment annually in the fourth quarter of the Company’s fiscal year, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. Management noted no triggering events during the period ended March 31, 2019.

Advertising Costs – Advertising costs are expensed as incurred and amounted to $21,443 and $40,434 for the three months ending March 31, 2019 and 2018, respectively.

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

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

The fair value of the Company’s equity-based awards recorded in the Company’s financial statements during the first quarter of 2019 was determined using a Monte Carlo simulation valuation methodology based upon a Geometric Brownian Motion stock path, a Level 3 measurement. Volatility was based on historical volatility of the Company’s common stock over commensurate periods. The expected life was based on the contractual term of the award, and the risk-free interest rate was based on the implied yield available on U.S. Treasury Securities with a maturity similar to the awards’ expected life.

Unless otherwise disclosed, the fair value of the Company’s financial instruments including cash, accounts receivable, prepaid expenses, and accounts payable, deferred revenue and accrued expenses approximates their recorded values due to their short-term maturities.

Revenue Recognition - The Company accounts for revenue in accordance with ASC Topic 606. Revenue is recognized when control of the promised services is transferred to our customers, in an amount reflecting the consideration we expect to be entitled to in exchange for those services.

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

Media Subscription Services - The Company facilitates the sale of producers’ premium content through the sale of subscriptions. The amount earned per transaction is fixed with the producers determining the price for the sale of each subscription, and the Company earns a percentage of what the customer pays. The performance obligation is providing the subscription hosting medium and billing services. Accordingly, the Company reports premium subscription revenue on a net basis over the subscription service period in which the performance obligation is satisfied.

Advertising - The Company recognizes revenue from the insertion of advertisements in digital media. The performance obligation is the download of the digital media with the advertisement inserted. The performance obligation to recognize advertising revenue is satisfied upon delivery of the media download and collection is probable.

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

Leases – On January 1, 2019, the Company adopted Accounting Standards Codification ASC 842, Leases. ASC 842 was issued to increase transparency and comparability among entities by recognizing right-of-use assets and lease liabilities on the balance sheet and disclosing key information about lease arrangements.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

We elected to transition to ASC 842 using the option to apply the standard on its effective date, January 1, 2019. The comparative periods presented reflect the former lease accounting guidance and the required comparative disclosures are included in Note 8 – Leases. There was not a material cumulative-effect adjustment to our beginning retained earnings as a result of adopting ASC 842. We have recognized additional operating lease assets and obligations of $1.3 million as of March 31, 2019. For additional disclosure and detail, see Note 8 – Leases.

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

Recently Enacted Accounting Standards - Recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 - PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:

	Life	March 31, 2019	December 31, 2018

Furniture, fixtures, and equipment	3-10 yrs	$8,181,313	$8,155,322
Leasehold improvements	3 - 5 yrs	2,646,400	2,646,400
Software	3 yrs	379,360	262,046
		11,207,073	11,063,768
Less: Accumulated depreciation		(9,112,243)	(8,834,474)
Property & equipment, net		$2,094,830	$2,229,294

Depreciation expense for the three months ended March 31, 2019 and 2018 was $277,769 and $302,571, respectively.

NOTE 3 - GOODWILL AND OTHER DEFINITE-LIFE INTANGIBLE ASSETS

Goodwill - The following is a summary of goodwill:

	March 31,	December 31,
	2019	2018

Pair	$4,903,920	$4,903,920
Libsyn	11,484,251	11,484,251
Goodwill at end of period	$16,388,171	$16,388,171

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

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - GOODWILL AND OTHER DEFINITE-LIFE INTANGIBLE ASSETS - Continued

As of March 31, 2019, identifiable intangible assets consist of following:

	Preliminary Fair Value	Weighted Average Useful Life (in Years)	Accumulated Amortization	Net Carrying Amount
Customer Relationships	$3,947,000	7	$704,821	$3,242,179
Intellectual Property	3,709,000	7	662,322	3,046,678
Trade name	576,000	10	72,000	504,000
Non-compete	1,412,000	2	882,500	529,500
Total	$9,644,000		$2,321,643	$7,322,357

Amortization expense for the three months ended March 31, 2019 and 2018 was $464,329 and $464,329, respectively.

The estimated future amortization expenses related to other intangible assets as of March 31, 2019 are as follows:

For twelve months ending March 31,
2020	$1,680,814
2021	1,151,314
2022	1,151,314
2023	1,151,314
2024	1,151,314
Thereafter	1,036,287
Total	$7,322,357

NOTE 4 - LOANS

On December 27, 2017, the Company entered into a loan agreement (the “Loan Agreement”) among the Company, Libsyn, and Pair, together, and First Commonwealth Bank, a Pennsylvania bank and trust company (the “Bank”).

The Loan Agreement provides for: (i) a revolving credit facility pursuant to which the Company may borrow an aggregate principal amount not to exceed $2,000,000 (the “Revolving Credit Facility”); and (ii) a term loan in a principal amount equal to $8,000,000 (the “Term Loan” and, together with the Revolving Credit Facility, the “Facility”). A portion of the Revolving Credit Facility, up to $500,000, may be used for standby letters of credit for the account of the Company. As of March 31, 2019, $2,000,000 was drawn down on the revolving line with $0 available.

The loan currently accrues interest at LIBOR plus 125 base points or prime plus 75 basis points at the election of the Company. As of March 31, 2019, the Company has elected LIBOR plus 125 basis points or 3.7455%.

 The Term Loan is repayable in quarterly installments of $400,000 commencing on March 30, 2018 and on the last day of each June, September, December and March thereafter, through and including September 30, 2022. Accrued interest is payable in arrears not less frequently than quarterly. The remaining unpaid principal balance of the Term Loan, together with accrued interest thereon, is due and payable in full on December 27, 2022. The Term Loan also calls for additional payment equal to the following: 1)100% of the proceeds from the sale of any common shares 2) 100% of the proceeds from the sale of assets not immediately replaced 3) excess liquidity in any given year up to $1,066,667 a year and no more than $3,200,000 over the life of the term loan. Excess liquidity is obtained when the audited financial statements reflect a cash balance greater than $4,600,000. Based upon the 2018 financial statements, the company demonstrates excess liquidity per the Term Loan agreement. As such, the company has included the expected $1,066,667 payment to the bank as a current liability. As of March 31, 2019, the balance on the term loan was $6,000,000.

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

On December 27, 2017, the Company drew $10,000,000 under the Facility to finance a portion of the cash consideration payable to the Seller pursuant to the Share Purchase Agreement. Debt issuance costs of $113,000 for the Facility were recorded as a discount and will be amortized over the life of the Facility. As of March 31, 2019, the discount was $72,231.

Future maturities of the loans at March 31, 2019 are as follows:

For the period ending March 31,
2020	$2,666,667
2021	1,600,000
2022	1,600,000
2023	1,200,000
2024	933,333
Thereafter	-
Total	$8,000,000

NOTE 5 - CAPITAL STOCK

Common Stock - The Company has authorized 200,000,000 shares of common stock, $0.001 par value. As of March 31, 2019, 29,721,974 shares were issued and outstanding.

In prior periods, the Company issued stock-based awards to employees that contained a vesting performance condition related to the occurrence of an uplisting of the Company’s common stock to the NASDAQ stock exchange. Such awards were initially expensed in the period issued as the Company deemed it probable the performance condition would be met. During the first quarter of 2019, approximately $830,500 of previously recognized expense related to these awards was recaptured in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”) as a credit to general and administrative expense as it became less than probable that such performance conditions would occur within the time specified in the stock award agreements.

On March 15, 2019(“Modification Date”), the Company modified certain stock awards previously issued which contained a market condition. The prior agreement required the Company’s adjusted market capitalization to exceed $75 million on five consecutive days by April 23, 2019, whereas the modified award increases the adjusted market capitalization threshold to $80 million on five consecutive days within 18 months of the Modification Date. In accordance with ASC 718, the Company recorded the incremental fair value of the newly modified award over the fair value of the original award, as compensation expense totaling approximately $677,087.

No additional stock was issued during the first quarter of 2019.

During the first quarter of 2018, the Company issued 200,000 shares of common stock valued at $318,000 to a consultant for services rendered.

During the first quarter of 2018, the seller of Pair Networks Inc., returned 18,499 shares valued at $29,278 to the company as per the terms of the acquisition agreement dated December 27, 2017 in connection with the closing adjustment for the net-working capital provision.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – DEFERRED REVENUE

Deferred revenue consists of the following:

	March 31, 2019	December 31, 2018
Current:
Hosting services	$1,262,506	$1,601,335
Domains	601,744	535,273
Media subscription	196,651	139,471
	$2,060,901	$2,276,079
Noncurrent:
Hosting services	32,935	39,071
Domains	417,517	332,867
	$2,511,353	$2,648,017

Deferred revenue as of March 31, 2019 is expected to be recognized as revenue as follows:

	Remainder of 2019	2020	2021	2022	2023	Thereafter	Total

Domains	$515,868	$220,347	$118,951	$94,112	$57,785	$12,198	$1,019,261
Hosting	1,180,745	110,556	4,140	-	-	-	1,295,441
Media Subscription	196,651	-	-	-	-	-	196,651
	$1,893,264	$330,903	$123,091	$94,112	$57,785	$12,198	$2,511,353

Disaggregated revenue consists of following:

	Three Months Ended March 31,
	2019	2018
Hosting services	$2,727,916	$2,061,495
Podcast hosting	3,137,817	2,501,107
Advertising	173,641	320,664
Domains	241,531	71,796
Other	2,074	90,028
	$6,282,979	$5,059,305

NOTE 7 - INCOME TAXES

The Company has available at March 31, 2019 operating loss carryforwards of approximately $7.8M which may be applied against future taxable income and which expires in various years through 2039.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.

Because of the uncertainty surrounding the realization of the loss carryforwards and changes in the ownership of the Company, a valuation allowance has been established equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $2.1M as of March 30, 2019, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the three months ended March 31, 2019 approximated $440,000.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – LEASES

We lease two office spaces, a Denver data center, and three Xerox machines. These leases are all classified as operating leases. There is one capital lease for Emerson batteries which is immaterial to our condensed consolidated financial statements. Operating lease assets and obligations are reflected within Operating lease right-of-use assets, Current portion of operating lease liabilities, and Operating lease liabilities, respectively, on the Condensed Consolidated Balance Sheet.
Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred.

We have options to renew lease terms for the office spaces and other assets. We evaluate renewal and termination options at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. The weighted average remaining lease term for our operating leases as of March 31, 2019 was 2.52 years.
The discount rate implicit within our leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate for purposes of classifying the lease and measuring the right-of-use asset and lease liability. The incremental borrowing rate for our leases is determined based on lease term in a similar economic environment, adjusted for impacts of collateral. The weighted average discount rate used to measure our operating lease liabilities as of March 31, 2019 was 4.42%.

For the first three months ended, March 31, 2019, cash paid for amounts in the measurement of lease liabilities was $139,298. Total operating lease costs during the same period were $139,712.

Maturity of lease liabilities:

Twelve months ending March 31,	Operating Leases
2020	557,532
2021	495,011
2022	279,554
2023	10,680
2024	-
Thereafter	-
Total lease payments	1,342,777
Less amount of lease payment representing interest	(74,451)
Total present value of lease payments	1,268,326

Twelve months ending December 31,	Operating Leases
2020	557,190
2021	513,830
2022	381,239
2023	29,816
2024	-
Thereafter	-
Total lease payments	1,482,075

NOTE 9 –EARNINGS PER SHARE

Basic income (loss) per share is computed by dividing net income (loss) attributable to Liberated Syndication Inc. by the weighted-average number of shares of common stock outstanding during the period. As of March 31, 2019, there were no common stock equivalents outstanding.

The following data shows the amounts used in computing earnings per share and the weighted average number of shares of common stock outstanding for the periods presented for the periods ended:

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 –EARNINGS PER SHARE - Continued

	For the Three Months Ended
	March 31,
	2019	2018

Income from operations available to common stockholders (numerator)$	$1,527,633	532,915
Income available to common stockholders (numerator)	1,527,633	532,915
Weighted average number of common shares outstanding during the period used in earnings per share (denominator)	29,721,974	29,644,362

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Although the Company does not expect to be liable for any obligations not expressly assumed by the Company from the Spin-Off, it is possible that the Company could be required to assume responsibility for certain obligations retained by FAB Universal Corp. (“FAB”), the former parent company of the Company, should FAB fail to pay or perform its retained obligations. FAB may have obligations that at the present time are unknown or unforeseen. As the nature of such obligations are unknown, we are unable to provide an estimate of the potential obligation. However, should FAB incur such obligations, the Company may be financially obligated to pay any losses incurred.

The Company has a 401(k) plan and profit-sharing plan for the benefit of the employees of the Company. Employees are eligible to participate in the plan the first of the month following their hire date and attaining the age of 21. Profit sharing contributions are made at the discretion of the Board of Directors and vest 100% after the second year of service. The Company made a $111,431 profit sharing contribution to the plan in the first quarter of 2019.

The Company entered into employment agreements with it executive officers and management that provide for bonus payments at the end of the agreement, and bonus upon termination without cause, or following a change of control by the Company or by the executive for good reason.

NOTE 11 - SEGMENT REPORTING

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company's business segments.

The Company is engaged in providing hosting services. The Company's chief operating decision maker (“CODM”) has been identified as the CEO who reviews the financial information of separate operating segments when making decisions about allocating resources and assessing performance of the group. Based on management's assessment, the Company has determined that it has two operating segments as of March 31, 2019 which are podcast hosting services (Libsyn) and internet hosting services (Pair).

The following table presents summary information by segment for the three months ended March 31, 2019 and 2018, respectively:

	2019			2018
(in thousands)	Libsyn	Pair	Total	Libsyn	Pair	Total

Revenue	$3,335	$2,948	$6,283	$2,882	$2,177	$5,059
Cost of revenue	567	273	840	534	173	707

Total assets	$21,999	$18,783	$40,782	$17,682	$18,177	$35,859
Depreciation and amortization	$17	$725	$742	$8	$759	$767

NOTE 12 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of the filing of this report. No events have occurred that would require adjustments to or disclosure in the financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Safe Harbor Statement.

Statements made in this Form 10-Q which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, including, without limitation, (i) our ability to gain a larger share of the web hosting and podcasting industries, our ability to continue to develop services acceptable to our industries, our ability to retain our business relationships, and our ability to raise capital and the growth of the web and podcasting hosting and domain industries, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets", "tend" or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond the Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in the Company's reports on file with the Securities and Exchange Commission: general economic or industry conditions, nationally and/or in the communities in which the Company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, changes in the web hosting and podcasting industries, the development of services that may be superior to the services offered by the Company, competition, changes in the quality or composition of the Company's services, our ability to develop new services, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting the Company’s operations, services and prices.

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

Approximately 62% of the downloads from shows that Libsyn distributes reach audiences using Apple's iOS, Apple Podcasts and Apple’s iTunes platform which includes iTunes on the computer, iPads, iPhones, Apple Watch, Apple TV, and Apple’s Podcasts App on iOS devices. Libsyn also enables distribution to destinations like Google Play Music and aggregators such as Spotify, Pandora, and iHeartRadio. The OnPublish feature enables podcast episodes to be posted to social media sites such as Facebook, Twitter, YouTube, Linked-In and blogging platforms like WordPress and Blogger. Libsyn also provides a podcast player that can be embedded on websites or shared via social media.

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

Pair offers a variety of hosting plan levels; value add Internet services and domain registration. Through the Pair Account Control Center (ACC), customers can manage their hosting accounts and domains from one place.

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

Results of Operations

Three Months Ended March 31, 2019 and 2018.

During the three months ended March 31, 2019, the Company recorded revenues of $6,282,979, a 24% increase over revenues of $5,059,305 for the same period in 2018. This increase reflects an increase in Libsyn4 hosting revenue as well as LibsynPro, offset by a decrease in advertising revenue. This also reflects an increase in Pair’s hosting and domain offerings. Libsyn contributed $3,334,635 of revenue while Pair contributed $2,948,344, an increase of 16% and 35%, respectively, when compared to the first quarter of 2018.

Libsyn4 hosting revenue increased due to the 28% growth in the number of podcasts on the network when comparing the first quarter of 2019 versus 2018. LibsynPro revenue increased as a result of additional LibsynPro networks using our platform in the first quarter of 2019 with increased bandwidth usage fees for delivery of podcasts contributing to the revenue gain. Advertising revenue decreased $127,571 during the first quarter of 2019 versus the same period of 2018. The decrease resulted from decrease in the dollars being spent on ad campaigns during the first quarter of 2019 with existing advertisers. Premium subscription revenue decreased $34,603.

The Company recorded total costs and operating expenses of $4,719,576 during the first quarter of 2019, a 6% increase as compared to total costs and operating expenses of $4,438,140 during the same period of 2018. Libsyn contributed $2,066,782 to total costs and operating expenses during the first quarter of 2019, and $1,818,378 during the same period in 2018. Pair contributed $2,652,794 to total costs and operating expenses during the first quarter of 2019 and $2,619,762 during the same period in 2018.

During the first quarter of 2019, cost of revenue totaled $839,640, a 19% increase as compared to $707,370 for the same period in 2018. Libsyn contributed $567,040 while Pair contributed $272,600 to the cost of revenue during the first quarter of 2019. Libsyn recorded an increase in bandwidth costs, credit card processing fees, and colocation fees, offset by a decrease in ad sharing that is being paid to producers during the first quarter of 2019 versus 2018, driven by a decrease in ad revenue. Pair recorded an increase in domain name fees and internet fees, offset by a decrease in processing fees and colocation fees. Cost of revenue as a percentage of revenue for Libsyn decreased to 17% in the first quarter of 2019 from 19% during the same period in 2018. This is a reflection of the reduction in the bandwidth rate to deliver the podcasts, off-set by an increase in bandwidth usage during the first quarter of 2019 due to the growth in the number of podcasts and increased podcast consumption on the Libsyn Platform. Cost of revenue as a percentage of revenue for Pair increased to 9% in the first quarter of 2019 from 8% during the same period in 2018. This is due primarily to the increase in domain name purchase fees and internet connectivity fees.

General and administrative expenses totaled $1,828,539 in the first quarter of 2019 versus $1,705,312 during the same period in 2018, an increase of 7%. The increase was driven primarily due to the accrual of bonuses, offset by a decrease in consulting and professional fees as well as a reduction of non-cash expense for Libsyn. The decrease was further driven by the decrease in employment benefits, legal work, and maintenance fees. General and administrative expense for Pair during the first quarter of 2019 was $686,643 and $725,522 for the same period in 2018. General and administrative for Libsyn for the same periods was $1,141,896 and $979,790, respectively.

Technology expenses represented $454,638 in the first quarter of 2019 versus $373,326 in 2018, driven by an increase in wages since the first quarter of 2018. Selling expenses during the first quarter of 2019 were $194,794 versus $217,002 during the same period in 2018 driven by a reduction of advertising for Pair. Customer support expenses in the first quarter of 2019 were $659,868 versus $668,230 during the same period in 2018 driven by the reduction of support staff wages provided by Pair.

Depreciation and amortization expenses consist of charges relating to the depreciation of the property and equipment used in our operations and the amortization of intangible assets. Depreciation and amortization expense for the first quarter of 2019 was $742,097 and $766,900 during the same period in 2018. During the first quarter of 2019, Libsyn contributed $17,304 and Pair contributed $724,793 to depreciation and amortization expense.

Interest expense for the first quarter of 2019 was $86,842 compared to $100,596 in the first quarter of 2018, which represents interest on the loan facility obtained in connection with the acquisition of Pair. Interest expense for the first quarter of 2019 was offset with interest income of $51,951, resulting in net cash expenditure of $34,891 on the note.

The Company’s net income was $1,527,633 for the three months ended March 31, 2019. This represents a $994,718 increase from $532,915 for the three months ended March 31, 2018. For the first quarter of 2019, Pair generated $307,840 of the net income while Libsyn generated $1,219,793. Earnings per share increased to $0.05 per share for the first quarter of 2019 from $0.02 per share for the first quarter of 2018.

Liquidity and Capital Resources.

Cash on hand was $12,516,269 at March 31, 2019, an increase of $1,436,328 over the $11,079,941 on hand at December 31, 2018. Cash provided by operations for the three months ended March 31, 2019, was $1,997,520, an increase of $204,650 over the $1,792,870 cash provided by operations for the three months ended March 31, 2018. The contribution from Libsyn of this cash generation totaled $1,423,975, and Pair added $573,545. This increase is driven from our operating results of both segments of our business.

Cash used in investing activities of $143,304 during the first quarter of 2019 was for the purchase of equipment and capitalization of software development costs. No cash was used in investing activities during the same period in 2018.

Cash used in financing activities was $417,888 for the three months ended March 31, 2019 and $416,970 in 2018. During the first three months of 2019, we made our payments on the loan used to acquire Pair, a total of $400,000, as well as $17,888 of payments on our capital lease.

The increase in cash of $1,436,328 during the first three months of 2019 is a reflection of the strength of the overall business through the first three months of 2019.

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

As of March 31, 2019, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were not effective to accomplish their objectives at the reasonable assurance level.

(b) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

     None; not applicable.

Item 4. Mine Safety Disclosures.

     None; not applicable.

Item 5. Other Information.

None; not applicable.

(a)
During the quarterly period ended March 31, 2019, there were no changes to the procedures by which shareholders may recommend nominees to the Company’s board of directors.

Item 6. Exhibits.

(ii)        Exhibit No.     Description

31.1	302 Certification of Christopher J. Spencer

31.2	302 Certification of John Busshaus

32	906 Certification.

101.1
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	5/20/2019	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	5/20/2019	/s/ John Busshaus
John Busshaus
Chief Financial Officer