Form 10-Q
period 2019-06-30
Liberated Syndication Inc.
filed 2019-08-14
CIK 1667489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from  _______ to _______

Commission File No. 000-55779

LIBERATED SYNDICATION INC.
 (Exact name of registrant as specified in its charter)

NEVADA	47-5224851
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5001 Baum Boulevard, Suite 770
Pittsburgh, Pennsylvania 15213
 (Address of Principal Executive Offices)

Registrant's Telephone Number: (412) 621-0902
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of ‘‘large accelerated filer”, “accelerated filer,’’ “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of August 9, 2019, there were 29,271,974 shares of common stock, par value $0.001, of the registrant issued and outstanding.

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

LIBERATED SYNDICATION INC.
FINANCIAL STATEMENTS

CONTENTS

PAGE
Unaudited Condensed Consolidated Balance Sheets	4

Unaudited Condensed Consolidated Statements of Operations	5

Unaudited Condensed Consolidated Statement of Stockholders’ Equity	6

Unaudited Condensed Consolidated Statements of Cash Flows	7

Notes to Unaudited Condensed Consolidated Financial Statements	8

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019 (Unaudited)	December 31, 2018
CURRENT ASSETS:
Cash	$14,205,455	$11,079,941
Accounts receivable, net	479,095[1]	481,921[1]
Prepaid expenses	595,675	449,223
Total current assets	15,280,225	12,011,085

Property and equipment, net	1,975,359	2,229,294
Goodwill	16,388,171	16,388,171
Definite life - intangible assets, net	6,858,028	7,786,686
Prepaid expense	304,187	191,609
Operating lease right-of-use assets	1,142,581	-
Total assets	$41,948,551	$38,606,845

CURRENT LIABILITIES:
Accounts payable	$724,298	$745,889
Accrued expenses	956,975	377,572
Deferred revenue	2,374,948	2,276,079
Current portion of capital lease obligation	37,804	72,986
Current portion of loans payable, net	2,641,130	2,638,599
Current portion of operating lease liabilities	511,380	-
Total current liabilities	7,246,535	6,111,125

LONG TERM LIABILITIES:
Loans payable, net	4,893,803	5,681,767
Capital lease obligation, net of current portion	-	831
Deferred revenue, net of current portion	513,628	371,938
Operating lease liabilities	631,201	-
Total long-term liabilities	6,038,632	6,054,536
Total liabilities	13,285,167	12,165,661

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock	29,272	29,722
Additional paid-in capital	34,857,590	35,010,552
Accumulated deficit	(6,223,478)	(8,599,090)
Total stockholders' equity	28,663,384	26,441,184
Total liabilities and stockholders' equity	$41,948,551	$38,606,845

Liberated Syndication Inc. and Subsidiaries Balance Sheet (Parenthetical)
Statement of Financial Position	June 30, 2019	December 31, 2018
Allowance for doubtful accounts [1]	14,000	14,000
Common stock authorized	200,000,000	200,000,000
Common stock par value	0.001	0.001
Common stock issued and outstanding	29,271,974	29,721,974

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenue	$5,700,635	$5,305,762	$11,983,614	$10,365,067

Costs and operating expenses

Cost of revenue (excluding depreciation and amortization)	860,848	704,515	1,700,488	1,411,885
General and administrative	1,905,567	1,516,587	3,734,106	3,221,899
Technology	457,151	492,573	911,789	865,899
Selling	214,542	210,371	409,336	427,373
Customer support	648,565	707,065	1,308,433	1,375,295
Depreciation and amortization	745,093	769,365	1,487,190	1,536,265
Total costs and operating expenses	4,831,766	4,400,476	9,551,342	8,838,616
Operating income	868,869	905,286	2,432,272	1,526,451

Interest expense	(82,880)	(98,607)	(169,722)	(199,203)
Interest income	59,738	13,401	111,689	23,066
Other income (expense)	2,252	2,486	1,373	5,167
Income from operations before income taxes	847,979	822,566	2,375,612	1,355,481

Income tax expense (benefit)	-	-	-	-
Net Income	$847,979	$822,566	$2,375,612	$1,355,481

BASIC AND DILUTED INCOME PER COMMON SHARE	$0.03	$0.03	$0.08	$0.05
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	29,336,260	29,776,974	29,528,051	29,711,034

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	29,721,974	$29,722	$35,010,552	$(8,599,090)	$26,441,184
Recapture of prior period non-cash compensation charges in the current period	-	-	(830,500)	-	(830,500)
Non-cash Compensation awards	-	-	677,088	-	677,088
Net income	-	-	-	1,527,633	1,527,633
Balance at March 31, 2019	29,721,974	$29,722	$34,857,140	$(7,071,457)	$27,815,405
Stock forfeiture	(450,000)	(450)	450	-	-
Net income	-	-	-	847,979	847,979
Balance at June 30, 2019	29,271,974	$29,272	$34,857,590	$(6,223,478)	$28,663,384

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	29,595,473	$29,596	$34,804,457	$(12,386,887)	$22,447,166
Issuance of Common Stock for services	200,000	200	317,800	-	318,000
Return of Common Stock for final settlement of Pair Acquisition	(18,499)	(19)	(29,260)	-	(29,279)
Net Income	-	-	-	532,915	532,915
Balance at March 31, 2018	29,776,974	$29,777	$35,092,997	$(11,853,972)	$23,268,802
Net Income				822,566	822,566
Balance at June 30, 2018	29,776,974	$29,777	$35,092,997	$(11,031,406)	$24,091,368

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2019	2018

Cash Flows from Operating Activities
Net income	$2,375,612	$1,355,481
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,487,190	1,536,265
Issuance of common stock for services	-	318,000
Non-cash compensation expense, net of recapture	(153,413)	-
Amortization of right-of-use asset	255,240	-
Discount on loan fees	14,567	17,361
Change in assets and liabilities:
Accounts receivable	2,825	157,115
Prepaid expenses	(259,029)	(278,042)
Accounts payable	(21,590)	111,024
Accrued expense	579,403	(335,730)
Operating lease liabilities	(255,240)	-
Deferred revenue	240,558	1,063,210
Net Cash Provided by Operating Activities	4,266,123	3,944,684

Cash Flows from Investing Activities:

Purchase of property and equipment	(304,597)	(152,729)
Net Cash Used in Investing Activities	(304,597)	(152,729)

Cash Flows from Financing Activities:
Repayment on term loan	(800,000)	(800,000)
Repayment on capital lease	(36,012)	(34,166)
Net Cash Used in Financing Activities	(836,012)	(834,166)

Net Increase in Cash	3,125,514	2,957,789
Cash at Beginning of Period	11,079,941	5,211,845
Cash at End of Period	$14,205,455	$8,169,634

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$153,612	$146,194
Income taxes	-	-

Supplemental Disclosures of Cash Flow Investing and Financing Activities
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	1,397,821	-

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

Ryousha Kokusai, LLC (dba Pair International), a wholly owned single-member limited liability company subsidiary of Pair, was formed on January 1, 2015. The Value Added Tax (VAT) for sales to European Union countries subject to the VAT in Europe are paid through Ryousha Kokusai LLC. There are no operating activities conducted by Ryousha. NB, a Canadian Company was organized on December 2, 2011. NB is used solely for holding the Canadian tradenames and domain names of Pair. There are no operating activities conducted by NB.

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

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents. At June 30, 2019, the Company had $13,815,167 cash balances in excess of federally insured limits.

Depreciation – Depreciation of property and equipment is provided on the straight-line method over the estimated useful lives.

Accounts Receivable – Accounts receivable consist of trade receivables arising in the normal course of business. At June 30, 2019 and December 31, 2018, the Company has an allowance for doubtful accounts of $14,000 and $14,000, respectively, which reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the six months ended June 30, 2019 and 2018, the Company adjusted the allowance for bad debt by $0.

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

Technology Costs - Software development costs associated with software to be sold, leased, or for internal use are expensed as incurred until technological feasibility, defined as a working model or prototype, has been established. At that time, such costs are capitalized until the product is available for general release. To date, costs incurred between the completion of a working model and the point at which the product is ready for general release have been insignificant. Accordingly, the Company has expensed all such costs to technology during the six months ended June 30, 2019 and 2018. Technology costs totaled $911,789 and $865,899 for the six months ended June 30, 2019 and 2018, respectively.

Goodwill – Goodwill is evaluated for impairment annually in the fourth quarter of the Company’s fiscal year, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. Management noted no triggering events during the period ended June 30, 2019.

Advertising Costs – Advertising costs are expensed as incurred and amounted to $42,508 and $67,368 for the six months ending June 30, 2019 and 2018, respectively.

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

We elected to transition to ASC 842 using the option to apply the standard on its effective date, January 1, 2019. The comparative periods presented reflect the former lease accounting guidance and the required comparative disclosures are included in Note 8 – Leases. There was not a material cumulative-effect adjustment to our beginning retained earnings as a result of adopting ASC 842. We have recognized additional operating lease assets and obligations of $1.4 million and $1.1 million as of January 1, 2019 and June 30, 2019, respectively. For additional disclosure and detail, see Note 8 – Leases.

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

NOTE 2 - PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:

	Life	June 30, 2019	December 31, 2018

Furniture, fixtures, and equipment	3-10 yrs	$8,262,927	$8,155,322
Leasehold improvements	3 - 5 yrs	2,646,400	2,646,400
Software	3 yrs	459,038	262,046
		11,368,365	11,063,768
Less: Accumulated depreciation		(9,393,006)	(8,834,474)
Property & equipment, net		$1,975,359	$2,229,294

Depreciation expense for the six months ended June 30, 2019 and 2018 was $558,533 and $607,608, respectively.

NOTE 3 - GOODWILL AND OTHER DEFINITE-LIFE INTANGIBLE ASSETS

Goodwill - The following is a summary of goodwill:

	June 30,	December 31,
	2019	2018

Pair	$4,903,920	$4,903,920
Libsyn	11,484,251	11,484,251
Goodwill at end of period	$16,388,171	$16,388,171

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

As of June 30, 2019, identifiable intangible assets consist of following:

	Preliminary Fair Value	Weighted Average Useful Life (in Years)	Accumulated Amortization	Net Carrying Amount
Customer Relationships	$3,947,000	7	$845,786	$3,101,214
Intellectual Property	3,709,000	7	794,786	2,914,214
Trade Name	576,000	10	86,400	489,600
Non-compete	1,412,000	2	1,059,000	353,000
Total	$9,644,000		$2,785,972	$6,858,028

Amortization expense for the six months ended June 30, 2019 and 2018 was $928,657 and $928,657, respectively.

The estimated future amortization expenses related to other intangible assets as of June 30, 2019 are as follows:

For twelve months ending June 30,
2020	$1,504,314
2021	1,151,315
2022	1,151,315
2023	1,151,314
2024	1,151,314
Thereafter	748,456
Total	$6,858,028

NOTE 4 - LOANS

On December 27, 2017, the Company entered into a loan agreement (the “Loan Agreement”) among the Company, Libsyn, and Pair, together, and First Commonwealth Bank, a Pennsylvania bank and trust company (the “Bank”).

The Loan Agreement provides for: (i) a revolving credit facility pursuant to which the Company may borrow an aggregate principal amount not to exceed $2,000,000 (the “Revolving Credit Facility”); and (ii) a term loan in a principal amount equal to $8,000,000 (the “Term Loan” and, together with the Revolving Credit Facility, the “Facility”). A portion of the Revolving Credit Facility, up to $500,000, may be used for standby letters of credit for the account of the Company. As of June 30, 2019, $2,000,000 was drawn down on the revolving line with $0 available.

The loan currently accrues interest at LIBOR plus 125 base points or prime plus 75 basis points at the election of the Company. As of June 30, 2019, the Company has elected LIBOR plus 125 basis points or 3.6524%.

 The Term Loan is repayable in quarterly installments of $400,000 commencing on March 30, 2018 and on the last day of each June, September, December and March thereafter, through and including September 30, 2022. Accrued interest is payable in arrears not less frequently than quarterly. The remaining unpaid principal balance of the Term Loan, together with accrued interest thereon, is due and payable in full on December 27, 2022. The Term Loan also calls for additional payment equal to the following: 1)100% of the proceeds from the sale of any common shares 2) 100% of the proceeds from the sale of assets not immediately replaced 3) excess liquidity in any given year up to $1,066,667 a year and no more than $3,200,000 over the life of the term loan. Excess liquidity is obtained when the audited financial statements reflect a cash balance greater than $4,600,000. Based upon the 2018 financial statements, the company demonstrates excess liquidity per the Term Loan agreement. As such, the company has included the expected $1,066,667 payment to the bank as a current liability. As of June 30, 2019, the balance on the term loan was $5,600,000.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – LOANS – Continued

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

On December 27, 2017, the Company drew $10,000,000 under the Facility to finance a portion of the cash consideration for the Purchase of Pair Networks, Inc. Debt issuance costs of $113,000 for the Facility were recorded as a discount and will be amortized over the life of the Facility. As of June 30, 2019, the discount was $65,067.

Future maturities of the loans at June 30, 2019 are as follows:

Twelve months ending June 30,
2020	$2,666,667
2021	1,600,000
2022	1,600,000
2023	1,733,333
Thereafter	-
Total	$7,600,000

NOTE 5 - CAPITAL STOCK

Common Stock - The Company has authorized 200,000,000 shares of common stock, $0.001 par value. As of June 30, 2019, 29,271,974 shares were issued and outstanding.

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

On March 15, 2019 (“Modification Date”), the Company modified certain stock awards previously issued which contained a market condition. The prior agreement required the Company’s adjusted market capitalization to exceed $75 million on five consecutive days by April 23, 2019, whereas the modified award increases the adjusted market capitalization threshold to $80 million on five consecutive days within 18 months of the Modification Date. In accordance with ASC 718, the Company recorded the incremental fair value of the newly modified award over the fair value of the original award, as compensation expense totaling approximately $677,087.

On April 13, 2019, 450,000 shares of common stock were forfeited as certain milestones were not achieved.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - CAPITAL STOCK – Continued

No additional stock was issued during the second quarter of 2019.

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

NOTE 6 – DEFERRED REVENUE

Deferred revenue consists of the following:

	June 30, 2019	December 31, 2018
Current:
Hosting services	$1,528,445	$1,601,335
Domains	647,175	535,273
Media subscription	199,328	139,471
	$2,374,948	$2,276,079
Noncurrent:
Hosting services	23,085	39,071
Domains	490,543	332,867
	$2,888,576	$2,648,017

Deferred revenue as of June 30, 2019 is expected to be recognized as revenue as follows:

	Remainder of 2019	2020	2021	2022	2023	Thereafter	Total

Domains	$414,430	$344,799	$154,464	$118,925	$79,941	$25,159	$1,137,718
Hosting	1,226,610	319,072	5,848	-	-	-	1,551,530
Media Subscription	173,191	26,137	-	-	-	-	199,328
	$1,814,231	$690,008	$160,312	$118,925	$79,941	$25,159	$2,888,576

Disaggregated revenue consists of following:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Hosting services	$1,890,719	$2,132,140	$4,618,635	$4,193,635
Podcast hosting	3,326,710	2,649,525	6,464,527	5,150,632
Advertising	158,244	250,750	331,884	571,414
Domains	244,306	116,499	485,838	188,295
Other	80,656	156,848	82,730	261,091
	$5,700,635	$5,305,762	$11,983,614	$10,365,067

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES

The Company has available at June 30, 2019 operating loss carryforwards of approximately $5.9M which may be applied against future taxable income and which expires in various years through 2039.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.

Because of the uncertainty surrounding the realization of the loss carryforwards and changes in the ownership of the Company, a valuation allowance has been established equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $1.9M as of June 30, 2019, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the six months ended June 30, 2019 approximated $690,000.

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

We have options to renew lease terms for the office spaces and other assets. We evaluate renewal and termination options at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. The weighted average remaining lease term for our operating leases as of June 30, 2019 was 2.28 years.
The discount rate implicit within our leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate for purposes of classifying the lease and measuring the right-of-use asset and lease liability. The incremental borrowing rate for our leases is determined based on lease term in a similar economic environment, adjusted for impacts of collateral. The weighted average discount rate used to measure our operating lease liabilities as of June 30, 2019 was 4.42%.

For the first six months ended, June 30, 2019, cash paid for amounts in the measurement of lease liabilities was $278,595. Total operating lease costs during the same period were $279,425.

Maturity of lease liabilities:

Twelve months ending June 30,	Operating Leases
2020	551,484
2021	482,581
2022	167,264
2023	2,150
2024	-
Thereafter	-
Total lease payments	1,203,479
Less amount of lease payment representing interest	(60,898)
Total present value of lease payments	1,142,581

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - LEASES – Continued

As previously disclosed in our 2018 Form 10-K under the prior guidance of ASC 840, minimum payments under operating lease agreements as of December 31, 2018 were as follows:

Twelve months ending December 31,	Operating Leases
2019	544,284
2020	493,164
2021	365,562
2022	19,812
2023	-
Thereafter	-
Total lease payments	1,422,822

NOTE 9 –EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income attributable to Liberated Syndication Inc. by the weighted-average number of shares of common stock outstanding during the period. As of June 30, 2019, there were no common stock equivalents outstanding.

The following data shows the amounts used in computing earnings per share and the weighted average number of shares of common stock outstanding for the periods presented for the periods ended:

	For the Three Months		For the Six Months
	June 30		June 30
	2019	2018	2019	2018

Income from operations available to common stockholders (numerator)$	847,979	$822,566	$2,375,612	$1,355,481
Income available to common stockholders (numerator)	847,979	$822,566	$2,375,612	$1,355,481
Weighted average number of common shares outstanding during the period used in earnings per share (denominator)	29,336,260	29,776,974	29,528,051	29,711,034

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

The Company has a 401(k) plan and profit-sharing plan for the benefit of the employees of the Company. Employees are eligible to participate in the plan the first of the month following their hire date and attaining the age of 21. Profit sharing contributions are made at the discretion of the Board of Directors and vest 100% after the second year of service. The Company made a $111,431 profit sharing contribution to the plan in the first six months of 2019.

The Company entered into employment agreements with its executive officers and management that provide for bonus payments at the end of the agreement, and bonus upon termination without cause, or following a change of control by the Company or by the executive for good reason.

On April 24, 2019, a stockholder made a demand to inspect the Company’s books and records, purportedly in connection with such stockholder’s efforts to compel the Company to call a special meeting of its stockholders. On May 8, 2019, the Company provided the materials required by relevant Nevada law. On July 15, 2019, the purported stockholder filed a

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – COMMITMENTS AND CONTINGENCIES – continued

verified complaint and alternative petition for a writ of mandamus/prohibition in Nevada District Court together with a motion for preliminary injunction, seeking to compel the Company to provide certain additional documents relating to the identity of beneficial owners of its common stock. The Company filed a response brief to the motion for preliminary injunction and a hearing was held on such motion on August 1. The Court’s decision denied the issuance of an injunction obligating the Company to generate or obtain those additional documents, but requires the Company to turn over any such documents should the Company use those documents in the future to engage in solicitation activity in connection with any special meeting of stockholders that may be held involving such stockholder.

NOTE 11 - SEGMENT REPORTING

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company's business segments.

The Company is engaged in providing hosting services. The Company's chief operating decision maker (“CODM”) has been identified as the CEO who reviews the financial information of separate operating segments when making decisions about allocating resources and assessing performance of the group. Based on management's assessment, the Company has determined that it has two operating segments as of June 30, 2019 which are podcast hosting services (Libsyn) and internet hosting services (Pair).

The following table presents summary information by segment for the six months ended June 30, 2019 and 2018, respectively:

	2019			2018
(in thousands)	Libsyn	Pair	Total	Libsyn	Pair	Total

Revenue	$6,925	$5,059	$11,984	$5,908	$4,457	$10,365
Cost of revenue	1,153	547	1,700	1,074	338	1,412

Total assets	$23,407	$18,542	$41,949	$18,620	$18,115	$36,735
Depreciation and amortization	$38	$1,449	$1,487	$18	$1,518	$1,536

The following table presents summary information by segment for the three months ended June 30, 2019 and 2018, respectively:

	2019			2018
(in thousands)	Libsyn	Pair	Total	Libsyn	Pair	Total

Revenue	$3,590	$2,110	$5,700	$3,025	$2,281	$5,306
Cost of revenue	586	275	861	539	166	705

Depreciation and amortization	$20	$725	$745	$10	$759	$769

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

Company Overview

Founded in 2015, Liberated Syndication Inc (“the “Company,”, “parent”, “we,” or “us” and words of similar import), a Nevada corporation, provides podcast hosting services through its wholly-owned subsidiary Webmayhem Inc., a Pennsylvania corporation (“Libsyn”), and web hosting services through its wholly-owned subsidiary Pair Networks, Inc., a Pennsylvania corporation (“Pair” or “PNI”). The Company’s consolidated financial statements include the financial statements of Libsyn and Pair. Libsyn’s focus is on our podcasting business, while Pair’s focus is on web hosting and domains.

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

Results of Operations

Six Months Ended June 30, 2019 and 2018.

During the six months ended June 30, 2019, the Company recorded revenues of $11,983,614, a 16% increase over revenues of $10,365,067 for the same period in 2018. The increase for 2019 reflects an increase in Libsyn4 hosting revenue as well as LibsynPro, offset by decreases in Advertising and Premium Subscription revenue. The increase also reflects an increase due to Pair’s hosting and domain offerings. Libsyn contributed $6,924,991 of revenue during the first six months of 2019 and $5,907,925 during 2018. Pair contributed $5,058,623 of revenue during the first six months of 2019 and $4,457,142 during 2018.

Libsyn4 hosting revenue increased due to the growth in the number of podcasts on the network when comparing the first six months of 2019 versus 2018. LibsynPro revenue increased as a result of additional LibsynPro networks using our platform in the first six months of 2019 with increased bandwidth usage fees for delivery of podcasts contributing to the revenue gain. Advertising revenue decreased $239,530 during the first six months of 2019 versus the same period of 2018. The decrease resulted from decrease in the dollars being spent on ad campaigns during the first six months of 2019 with existing advertisers. Premium subscription revenue decreased $53,423.

The Company recorded total costs and operating expenses of $9,551,342 during the first six months of 2019, an 8% increase as compared to total costs and operating expenses of $8,838,616 during the same period of 2018. Libsyn contributed $4,300,704 to total costs and operating expenses during the first six months of 2019, and $3,498,012 during the same period in 2018. Pair contributed $ 5,250,638 to total costs and operating expenses during the first six months of 2019 and $5,340,604 during the same period in 2018.

During the first six months of 2019, cost of revenue totaled $1,700,488, a 20% increase as compared to $1,411,885 for the same period in 2018. Libsyn contributed $1,152,704 while Pair contributed $547,784 to the cost of revenue during the first six months of 2019. Libsyn recorded an increase in bandwidth costs, credit card processing fees, and colocation fees, offset by a decrease in ad sharing paid to producers during the first six months of 2019 versus 2018. Pair recorded an increase in domain name fees and internet fees. Cost of revenue as a percentage of revenue for Libsyn decreased to 17% during the first six months of 2019 from 18% during the same period in 2018. This is a reflection of the reduction in the bandwidth rate to deliver the podcasts, off-set by an increase in bandwidth usage during the first six months of 2019 due to the growth in the number of podcasts and increased podcast consumption on the Libsyn Platform. Cost of revenue as a percentage of revenue for Pair increased to 11% during the first six months of 2019 from 8% during the same period in 2018. This is due primarily to the increase in domain name purchase fees and internet connectivity fees.

General and administrative expenses totaled $3,734,106 during the first six months of 2019 versus $3,221,899 during the same period in 2018, an increase of 16%. The increase was driven primarily due to an increase in consulting fees, wage expense, and insurance costs, offset by a decrease in professional fees as well as a reduction of non-cash expense for Libsyn. The increase was further driven by the increase in employment benefits. General and administrative expense for Pair during the first six months of 2019 was $1,363,424 and $1,474,299 for the same period in 2018. General and administrative for Libsyn for the same periods was $2,370,682 and $1,747,600, respectively.

Technology expenses represented $911,789 during the first six months of 2019 versus $865,899 in 2018, driven by an increase in wage expense during the first six months of 2019. Selling expenses during the first six months of 2019 were $409,336 versus $427,373 during the same period in 2018 driven by a reduction in advertising expense. Customer support expenses in the first six months of 2019 were $1,308,433 versus $1,375,295 during the same period in 2018 driven by the decrease in support staff costs.

Depreciation and amortization expenses consist of charges relating to the depreciation of the property and equipment used in our operations and the amortization of intangible assets. Depreciation and amortization expense for the first six months of 2019 was $1,487,190 and $1,536,265 during the same period in 2018. During the first six months of 2019, Libsyn contributed $37,606 and Pair contributed $1,449,584 to depreciation and amortization expense.

Interest expense for the first six months of 2019 was $169,722 compared to $199,203 in the six months of 2018, which represents interest on the loan facility obtained in connection with the acquisition of Pair. Interest expense for the six months of 2019 was offset with interest income of $111,689, resulting in net cash expenditure of $58,033 on the note.

The Company’s net income was $2,375,612 for the six months ended June 30, 2019. This represents a $1,020,131 increase from $1,355,481 for the six months ended June 30, 2018. Earnings per share increased to $0.08 per share for the first six months of 2019 from $0.05 per share for the first six months of 2018.

Three Months Ended June 30, 2019 and 2018.

During the three months ended June 30, 2019, the Company recorded revenues of $5,700,635, a 7% increase over revenues of $5,305,762 for the same period in 2018. This increase reflects an increase in Libsyn4 hosting revenue as well as LibsynPro, offset by a decrease in advertising revenue. This also reflects an increase in Pair’s domain offerings, offset by a decrease in hosting revenue. Libsyn contributed $3,590,356 of revenue while Pair contributed $2,110,279.

Libsyn4 hosting revenue increased due to the growth in the number of podcasts on the network when comparing the three months ended June 30, 2019 versus the same period in 2018. LibsynPro revenue increased as a result of additional LibsynPro networks using our platform in the three months ended June 30, 2019 with increased bandwidth usage fees for delivery of podcasts contributing to the revenue gain. Advertising revenue decreased $92,506 during the three months ended June 30, 2019 versus the same period of 2018. The decrease resulted from decrease in the dollars being spent on ad campaigns by advertisers. Premium subscription revenue decreased $18,820.

The Company recorded total costs and operating expenses of $4,831,766 during the three months ended June 30, 2019, a 10% increase as compared to total costs and operating expenses of $4,400,476 during the same period of 2018. Libsyn contributed $2,233,922 to total costs and operating expenses during the three months ended June 30, 2019, and $1,679,633 during the same period in 2018. Pair contributed $2,597,844 to total costs and operating expenses during the three months ended June 30, 2019 and $2,720,843 during the same period in 2018.

During the three months ended June 30, 2019, cost of revenue totaled $860,848, a 22% increase as compared to $704,515 for the same period in 2018. Libsyn contributed $585,664 while Pair contributed $275,184 to the cost of revenue during the three months ended June 30, 2019. Libsyn recorded an increase in bandwidth costs, credit card processing fees, and colocation fees, offset by a decrease in ad sharing that was paid to producers during the three months ended June 30, 2019 versus 2018. Pair recorded an increase in domain name fees and internet fees, offset by a decrease in processing fees and colocation fees. Cost of revenue as a percentage of revenue for Libsyn decreased to 16% in the three months ended June 30, 2019 from 18% during the same period in 2018. This is a reflection of the reduction in the bandwidth rate to deliver the podcasts, off-set by an increase in bandwidth usage during the three months ended June 30, 2019 due to the growth in the number of podcasts and increased podcast consumption on the Libsyn Platform. Cost of revenue as a percentage of revenue for Pair increased to 13% in the three months ended June 30, 2019 from 7% during the same period in 2018. This is due primarily to the increase in domain name purchase fees and internet connectivity fees.

General and administrative expenses totaled $1,905,567 in the three months ended June 30, 2019 versus $1,516,587 during the same period in 2018, an increase of 26%. The increase was driven primarily due to an increase in consulting fees and accrual of bonuses, offset by a decrease in employment benefits. General and administrative expense for Pair during the three months ended June 30, 2019 was $676,781 and $748,777 for the same period in 2018. General and administrative expense for Libsyn for the same periods was $1,228,786 and $767,810, respectively.

Technology expenses represented $457,151 in the three months ended June 30, 2019 versus $492,573 in 2018, driven by a decrease in wages. Selling expenses during the three months ended June 30, 2019 were $214,542 versus $210,371 during the same period in 2018 driven by an increase in travel and entertainment expense. Customer support expenses in the three months ended June 30, 2019 were $648,565 versus $707,065 during the same period in 2018 driven by the reduction of support staff wages.

Depreciation and amortization expenses consist of charges relating to the depreciation of the property and equipment used in our operations and the amortization of intangible assets. Depreciation and amortization expense for the three months ended June 30, 2019 was $745,093 and $769,365 during the same period in 2018. During the three months ended June 30, 2019, Libsyn contributed $20,302 and Pair contributed $724,791 to depreciation and amortization expense.

Interest expense for the three months ended June 30, 2019 was $82,880 compared to $98,607 in the second quarter of 2018. Interest expense for the three months ended June 30, 2019 was offset with interest income of $59,738, resulting in net cash expenditure of $23,142 on the note.

The Company’s net income was $847,979 for the three months ended June 30, 2019. This represents a $25,413 increase from $822,566 for the three months ended June 30, 2018. Earnings per share remained the same at $.03 per share for the three months ended June 30, 2019 and 2018.
Liquidity and Capital Resources.

Cash on hand was $14,205,455 at June 30, 2019, an increase of $3,125,514 over the $11,079,941 on hand at December 31, 2018. Cash provided by operations for the six months ended June 30, 2019, was $4,266,123, an increase of $321,439 over the $3,944,684 cash provided by operations for the six months ended June 30, 2018. The contribution from Libsyn of this cash generation totaled $3,142,353, and Pair added $1,123,770. This increase is driven from our operating results of both segments of our business.

Cash used in investing activities of $304,597 for the six months ended June 30, 2019 was for the purchase of equipment and capitalization of software development costs. Cash used in investing activities was $152,729 during the same period in 2018.

Cash used in financing activities was $836,012 for the six months ended June 30, 2019 and $834,166 in 2018. During the first six months of 2019, the Company made $800,000 of payments on the loan facility, as well as $36,012 of payments on the capital lease.

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

As of June 30, 2019, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were not effective to accomplish their objectives at the reasonable assurance level.

(b) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Liberated Syndication Inc. is involved in routine legal and administrative proceedings and claims of various types. We have no material pending legal or administrative proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any property is the subject, except as follows:

On April 24, 2019, a stockholder made a demand to inspect the Company’s books and records, purportedly in connection with such stockholder’s efforts to compel the Company to call a special meeting of its stockholders. On May 8, 2019, the Company provided the materials required by relevant Nevada law. On July 15, 2019, the purported stockholder filed a verified complaint and alternative petition for a writ of mandamus/prohibition in Nevada District Court together with a motion for preliminary injunction, seeking to compel the Company to provide certain additional documents relating to the identity of beneficial owners of its common stock. The Company filed a response brief to the motion for preliminary injunction and a hearing was held on such motion on August 1. The Court’s decision denied the issuance of an injunction obligating the Company to generate or obtain those additional documents, but requires the Company to turn over any such documents should the Company use those documents in the future to engage in solicitation activity in connection with any special meeting of stockholders that may be held involving such stockholder.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     None; not applicable.

Item 3. Defaults Upon Senior Securities.

     None; not applicable.

Item 4. Mine Safety Disclosures.

     None; not applicable.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits.

(ii)        Exhibit No.       Description

3.2	Bylaws of the Registrant, as amended and restated June 24, 2019. Incorporated herein by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed on June 24, 2019.

31.1	302 Certification of Christopher J. Spencer

31.2	302 Certification of John Busshaus

32	906 Certification.

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

Date:	8/14/2019	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	8/14/2019	/s/ John Busshaus
John Busshaus
Chief Financial Officer