Form 10-Q
period 2019-09-30
Liberated Syndication Inc.
filed 2019-11-14
CIK 1667489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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

As of November 12, 2019, there were 29,271,974 shares of common stock, par value $0.001, of the registrant issued and outstanding.

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

LIBERATED SYNDICATION INC.
FINANCIAL STATEMENTS

CONTENTS
PAGE
Unaudited Condensed Consolidated Balance Sheets	4

Unaudited Condensed Consolidated Statements of Operations	5

Unaudited Condensed Consolidated Statement of Stockholders’ Equity	6

Unaudited Condensed Consolidated Statements of Cash Flows	7

Notes to Unaudited Condensed Consolidated Financial Statements	8

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019 (Unaudited)	December 31, 2018
CURRENT ASSETS:
Cash	$15,734,962	$11,079,941
Accounts receivable, net	548,895[1]	481,921[1]
Prepaid expenses	659,497	449,223
Total current assets	16,943,354	12,011,085

Property and equipment, net	1,776,105	2,229,294
Goodwill	16,388,171	16,388,171
Definite life - intangible assets, net	6,393,700	7,786,686
Prepaid expense	337,860	191,609
Operating lease right-of-use assets	1,015,442	-
Total assets	$42,854,632	$38,606,845

CURRENT LIABILITIES:
Accounts payable	$1,106,734	$745,889
Accrued expenses	1,241,863	377,572
Deferred revenue	2,289,883	2,276,079
Current portion of capital lease obligation	19,439	72,986
Current portion of loans payable, net	2,642,470	2,638,599
Current portion of operating lease liabilities	503,958	-
Total current liabilities	7,804,347	6,111,125

LONG TERM LIABILITIES:
Loans payable, net	4,499,378	5,681,767
Capital lease obligation, net of current portion	-	831
Deferred revenue, net of current portion	556,655	371,938
Operating lease liabilities	511,484	-
Total long-term liabilities	5,567,517	6,054,536
Total liabilities	13,371,864	12,165,661

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock	29,272	29,722
Additional paid-in capital	34,857,590	35,010,552
Accumulated deficit	(5,404,094)	(8,599,090)
Total stockholders' equity	29,482,768	26,441,184
Total liabilities and stockholders' equity	$42,854,632	$38,606,845

Liberated Syndication Inc. and Subsidiaries Balance Sheet (Parenthetical)

Statement of Financial Position	September 30, 2019	December 31, 2018
Allowance for doubtful accounts [1]	14,000	14,000
Common stock authorized	200,000,000	200,000,000
Common stock par value	0.001	0.001
Common stock issued and outstanding	29,271,974	29,721,974

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenue	$6,219,119	$5,726,425	$18,202,733	$16,091,492

Costs and operating expenses

Cost of revenue (excluding depreciation and amortization)	881,171	962,817	2,581,659	2,374,702
General and administrative	2,339,966	1,348,731	6,074,072	4,570,630
Technology	478,372	426,339	1,390,161	1,292,238
Selling	293,185	220,460	702,521	647,833
Customer support	686,876	680,094	1,995,309	2,055,389
Depreciation and amortization	712,024	736,818	2,199,214	2,273,083
Total costs and operating expenses	5,391,594	4,375,259	14,942,936	13,213,875
Operating income	827,525	1,351,166	3,259,797	2,877,617

Interest expense	(75,280)	(92,002)	(245,002)	(291,205)
Interest income	66,862	21,904	178,551	44,970
Other income (expense)	277	3,690	1,650	8,857
Income from operations before income taxes	819,384	1,284,758	3,194,996	2,640,239

Income tax expense (benefit)	-	-	-	-
Net Income	$819,384	$1,284,758	$3,194,996	$2,640,239

BASIC AND DILUTED INCOME PER COMMON SHARE	$0.03	$0.04	$0.11	$0.09
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	29,271,974	29,776,974	29,441,754	29,733,256

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	29,721,974	$29,722	$35,010,552	$(8,599,090)	$26,441,184
Recapture of prior period non-cash compensation charges in the current period	-	-	(830,500)	-	(830,500)
Non-cash compensation awards	-	-	677,088	-	677,088
Net income	-	-	-	1,527,633	1,527,633
Balance at March 31, 2019	29,721,974	$29,722	$34,857,140	$(7,071,457)	$27,815,405
Stock forfeiture	(450,000)	(450)	450	-	-
Net income	-	-	-	847,979	847,979
Balance at June 30, 2019	29,271,974	$29,272	$34,857,590	$(6,223,478)	$28,663,384
Net income	-	-	-	819,384	819,384
Balance at September 30, 2019	29,271,974	$29,272	$34,857,590	$(5,404,094)	$29,482,768

	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	29,595,473	$29,596	$34,804,457	$(12,386,887)	$22,447,166
Issuance of Common Stock for services	200,000	200	317,800	-	318,000
Return of Common Stock for final settlement of Pair Acquisition	(18,499)	(19)	(29,260)	-	(29,279)
Net Income	-	-	-	532,915	532,915
Balance at March 31, 2018	29,776,974	$29,777	$35,092,997	$(11,853,972)	$23,268,802
Net Income	-	-	-	822,566	822,566
Balance at June 30, 2018	29,776,974	$29,777	$35,092,997	$(11,031,406)	$24,091,368
Net Income	-	-	-	1,284,758	1,284,758
Balance at September 30, 2018	29,776,974	$29,777	$35,092,997	$(9,746,648)	$25,376,126

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2019	2018

Cash Flows from Operating Activities
Net income	$3,194,996	$2,640,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,199,214	2,273,083
Issuance of common stock for services	-	318,000
Non-cash compensation expense, net of recapture	(153,412)	-
Amortization of right-of-use asset	382,379	-
Discount on loan fees	21,483	25,478
Change in assets and liabilities:
Accounts receivable	(66,974)	78,906
Prepaid expenses	(356,525)	(419,633)
Accounts payable	360,845	11,853
Accrued expense	864,290	(462,152)
Operating lease liabilities	(382,379)	-
Deferred revenue	198,521	1,192,715
Net Cash Provided by Operating Activities	6,262,438	5,658,489

Cash Flows from Investing Activities:

Purchase of property and equipment	(353,040)	(254,527)
Net Cash Used in Investing Activities	(353,040)	(254,527)

Cash Flows from Financing Activities:
Repayment on term loan	(1,200,000)	(1,200,000)
Repayment on capital lease	(54,377)	(51,589)
Net Cash Used in Financing Activities	(1,254,377)	(1,251,589)

Net Increase in Cash	4,655,021	4,152,373
Cash at Beginning of Period	11,079,941	5,211,845
Cash at End of Period	$15,734,962	$9,364,218

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$223,519	$263,981
Income taxes	-	-

Supplemental Disclosures of Cash Flow Investing and Financing Activities
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	1,397,821	-

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

On December 27, 2017, the Company purchased all the issued and outstanding shares of Pair Networks Inc., (“Pair”), a Pennsylvania corporation, and subsidiaries Ryousha Kokusai, LLC (“Ryousha”) and 660837NB, Inc. (“NB”), in a transaction accounted for as a purchase.

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

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents. At September 30, 2019, the Company had $15,301,198 cash balances in excess of federally insured limits.

Depreciation – Depreciation of property and equipment is provided on the straight-line method over the estimated useful lives.

Accounts Receivable – Accounts receivable consist of trade receivables arising in the normal course of business. At September 30, 2019 and December 31, 2018, the Company has an allowance for doubtful accounts of $14,000 and $14,000, respectively, which reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the nine months ended September 30, 2019 and 2018, the Company adjusted the allowance for bad debt by $0.

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

Technology Costs - Software development costs associated with software to be sold, leased, or for internal use are expensed as incurred until technological feasibility, defined as a working model or prototype, has been established. At that time, such costs are capitalized until the product is available for general release. To date, costs incurred between the completion of a working model and the point at which the product is ready for general release have been insignificant. Accordingly, the Company has expensed all such costs to technology during the nine months ended September 30, 2019 and 2018. Technology costs totaled $1,390,161 and $1,292,238 for the nine months ended September 30, 2019 and 2018, respectively.

Goodwill – Goodwill is evaluated for impairment annually on December 31, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. Management noted no triggering events during the period ended September 30, 2019.

Advertising Costs – Advertising costs are expensed as incurred and amounted to $64,254 and $95,075 for the nine months ending September 30, 2019 and 2018, respectively.

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

We elected to transition to ASC 842 using the option to apply the standard on its effective date, January 1, 2019. The comparative periods presented reflect the former lease accounting guidance and the required comparative disclosures are included in Note 8 – Leases. There was not a material cumulative-effect adjustment to our beginning retained earnings as a result of adopting ASC 842. We have recognized additional operating lease assets and obligations of $1.4 million and $1.0 million as of January 1, 2019 and September 30, 2019, respectively. For additional disclosure and detail, see Note 8 – Leases.

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

NOTE 2 - PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:

	Life	September 30, 2019	December 31, 2018

Furniture, fixtures, and equipment	3-10 yrs	$8,262,927	$8,155,322
Leasehold improvements	3 - 5 yrs	2,646,400	2,646,400
Software	3 yrs	507,480	262,046
		11,416,807	11,063,768
Less: Accumulated depreciation		(9,640,702)	(8,834,474)
Property & equipment, net		$1,776,105	$2,229,294

Depreciation expense for the nine months ended September 30, 2019 and 2018 was $806,229 and $880,097, respectively.

NOTE 3 - GOODWILL AND OTHER DEFINITE-LIFE INTANGIBLE ASSETS

Goodwill - The following is a summary of goodwill:

	September 30,	December 31,
	2019	2018

Pair	$4,903,920	$4,903,920
Libsyn	11,484,251	11,484,251
Goodwill at end of period	$16,388,171	$16,388,171

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

As of September 30, 2019, identifiable intangible assets consist of following:

	Preliminary Fair Value	Weighted Average Useful Life (in Years)	Accumulated Amortization	Net Carrying Amount
Customer Relationships	$3,947,000	7	$986,750	$2,960,250
Intellectual Property	3,709,000	7	927,250	2,781,750
Trade Name	576,000	10	100,800	475,200
Non-compete	1,412,000	2	1,235,500	176,500
Total	$9,644,000		$3,250,300	$6,393,700

Amortization expense for the nine months ended September 30, 2019 and 2018 was $1,392,986 and $1,392,986, respectively.

The estimated future amortization expenses related to other intangible assets as of September 30, 2019 are as follows:

For twelve months ending September 30,
2020	$1,680,814
2021	1,151,315
2022	1,151,314
2023	1,151,314
2024	1,151,314
Thereafter	107,629
Total	$6,393,700

NOTE 4 - LOANS

On December 27, 2017, the Company entered into a loan agreement (the “Loan Agreement”) among the Company, Libsyn, and Pair, together, and First Commonwealth Bank, a Pennsylvania bank and trust company (the “Bank”).

The Loan Agreement provides for: (i) a revolving credit facility pursuant to which the Company may borrow an aggregate principal amount not to exceed $2,000,000 (the “Revolving Credit Facility”); and (ii) a term loan in a principal amount equal to $8,000,000 (the “Term Loan” and, together with the Revolving Credit Facility, the “Facility”). A portion of the Revolving Credit Facility, up to $500,000, may be used for standby letters of credit for the account of the Company. As of September 30, 2019, $2,000,000 was drawn down on the revolving line with $0 available.

The loan currently accrues interest at LIBOR plus 125 base points or prime plus 75 basis points at the election of the Company. As of September 30, 2019, the Company has elected LIBOR plus 125 basis points or 3.2935%.

 The Term Loan is repayable in quarterly installments of $400,000 commencing on March 30, 2018 and on the last day of each June, September, December and March thereafter, through and including September 30, 2022. Accrued interest is payable in arrears not less frequently than quarterly. The remaining unpaid principal balance of the Term Loan, together with accrued interest thereon, is due and payable in full on December 27, 2022. The Term Loan also calls for additional payment equal to the following: 1)100% of the proceeds from the sale of any common shares 2) 100% of the proceeds from the sale of assets not immediately replaced 3) excess liquidity in any given year up to $1,066,667 a year and no more than $3,200,000 over the life of the term loan. Excess liquidity is obtained when the audited financial statements reflect a cash balance greater than $4,600,000. Based upon the 2018 financial statements, the company demonstrates excess liquidity per the Term Loan agreement. As such, the company has included the expected $1,066,667 payment to the bank as a current liability as of September 30, 2019. As of September 30, 2019, the balance on the term loan was $5,200,000.

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

On December 27, 2017, the Company drew $10,000,000 under the Facility to finance a portion of the cash consideration for the Purchase of Pair Networks, Inc. Debt issuance costs of $113,000 for the Facility were recorded as a discount and will be amortized over the life of the Facility. As of September 30, 2019, the discount was $58,151.

Future maturities of the loans at September 30, 2019 are as follows:

Twelve months ending September 30,
2020	$2,666,667
2021	1,600,000
2022	1,600,000
2023	1,333,333
Thereafter	-
Total	$7,200,000

NOTE 5 - CAPITAL STOCK

Common Stock - The Company has authorized 200,000,000 shares of common stock, $0.001 par value. As of September 30, 2019, 29,271,974 shares were issued and outstanding.

In prior periods, the Company issued stock-based awards to employees that contained a vesting performance condition related to the occurrence of an uplisting of the Company’s common stock to the NASDAQ stock exchange. Such awards were initially expensed in the period issued as the Company deemed it probable the performance condition would be met. During the first quarter of 2019, approximately $830,500 of previously recognized expense related to these awards was recaptured in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”) as a credit to general and administrative expense as it became less than probable that such performance conditions would occur within the time specified in the stock award agreements. Per the settlement agreement, 300,000 of these shares will be returned after the period ending September 30, 2019 (See Note 12).

On March 15, 2019 (“Modification Date”), the Company modified certain stock awards previously issued which contained a market condition. The prior agreement required the Company’s adjusted market capitalization to exceed $75 million on five consecutive days by April 23, 2019, whereas the modified award increases the adjusted market capitalization threshold to $80 million on five consecutive days within 18 months of the Modification Date. In accordance with ASC 718, the Company recorded the incremental fair value of the newly modified award over the fair value of the original award, as compensation expense totaling $677,088.

On April 13, 2019, 450,000 shares of common stock were forfeited as certain milestones were not achieved.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - CAPITAL STOCK – Continued

No additional stock was issued during the third quarter of 2019.

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

NOTE 6 – DEFERRED REVENUE

Deferred revenue consists of the following:

	September 30, 2019	December 31, 2018
Current:
Hosting services	$1,424,888	$1,601,335
Domains	676,479	535,273
Media subscription	188,516	139,471
	$2,289,883	$2,276,079
Noncurrent:
Hosting services	19,930	39,071
Domains	536,725	332,867
Total Deferred Revenue	$2,846,538	$2,648,017

Deferred revenue as of September 30, 2019 is expected to be recognized as revenue as follows:

	Remainder of 2019	2020	2021	2022	2023	Thereafter	Total

Domains	$239,504	$503,349	$190,656	$140,737	$98,944	$40,014	$1,213,204
Hosting	716,671	717,259	10,888	-	-	-	1,444,818
Media Subscription	164,263	24,253	-	-	-	-	188,516
	$1,120,438	$1,244,861	$201,544	$140,737	$98,944	$40,014	$2,846,538

Disaggregated revenue consists of following:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Hosting services	$2,335,098	$2,246,071	$6,953,733	$6,439,706
Podcast hosting	3,415,664	2,794,994	9,880,191	7,945,625
Advertising	105,999	449,467	437,884	1,020,881
Domains	260,764	159,128	746,601	347,423
Other	101,594	76,765	184,324	337,857
	$6,219,119	$5,726,425	$18,202,733	$16,091,492

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES

The Company has available at September 30, 2019 operating loss carryforwards of approximately $4.3M which may be applied against future taxable income and which expires in various years through 2039.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.

Because of the uncertainty surrounding the realization of the loss carryforwards and changes in the ownership of the Company, a valuation allowance has been established equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $1.9M as of September 30, 2019, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the nine months ended September 30, 2019 approximated $925,000.

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

We have options to renew lease terms for the office spaces and other assets. We evaluate renewal and termination options at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. The weighted average remaining lease term for our operating leases as of September 30, 2019 was 2.05 years.
The discount rate implicit within our leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate for purposes of classifying the lease and measuring the right-of-use asset and lease liability. The incremental borrowing rate for our leases is determined based on lease term in a similar economic environment, adjusted for impacts of collateral. The weighted average discount rate used to measure our operating lease liabilities as of September 30, 2019 was 4.42%.

For the first nine months ended, September 30, 2019, cash paid for amounts in the measurement of lease liabilities was $417,893. Total operating lease costs during the same period were $419,137.

Maturity of lease liabilities:

Twelve months ending September 30,	Operating Leases
2020	532,657
2021	482,931
2022	47,950
2023	644
2024	-
Thereafter	-
Total lease payments	1,064,182
Less amount of lease payment representing interest	(48,740)
Total present value of lease payments	1,015,442

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - LEASES – Continued

As previously disclosed in our 2018 Form 10-K under the prior guidance of ASC 840, minimum payments under operating lease agreements as of December 31, 2018 were as follows:

Twelve months ending December 31,	Operating Leases
2019	557,190
2020	513,830
2021	381,239
2022	29,816
2023	-
Thereafter	-
Total lease payments	1,482,075

NOTE 9 –EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income attributable to Liberated Syndication Inc. by the weighted-average number of shares of common stock outstanding during the period. As of September 30, 2019, there were no common stock equivalents outstanding.

The following data shows the amounts used in computing earnings per share and the weighted average number of shares of common stock outstanding for the periods presented for the periods ended:

	For the Three Months		For the Nine Months
	September 30		September 30
	2019	2018	2019	2018

Income from operations available to common stockholders (numerator)	$819,384	$1,284,758	$3,194,996	$2,640,239
Income available to common stockholders (numerator)	819,384	$1,284,758	$3,194,996	$2,640,239
Weighted average number of common shares outstanding during the period used in earnings per share (denominator)	29,271,974	29,776,974	29,441,754	29,733,256

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

The Company has a 401(k) plan and profit-sharing plan for the benefit of the employees of the Company. Employees are eligible to participate in the plan the first of the month following their hire date and attaining the age of 21. Profit sharing contributions are made at the discretion of the Board of Directors and vest 100% after the second year of service. The Company made a $111,431 profit sharing contribution to the plan in the first nine months of 2019.

The Company entered into employment agreements with its executive officers and management that provide for bonus payments at the end of the agreement, and bonus upon termination without cause, or following a change of control by the Company or by the executive for good reason. As of September 30, 2019, the bonus accrual totals $1,125,000.

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

The Company is engaged in providing hosting services. The Company's chief operating decision maker (“CODM”) has been identified as the CEO who reviews the financial information of separate operating segments when making decisions about allocating resources and assessing performance of the group. Based on management's assessment, the Company has determined that it has two operating segments as of September 30, 2019 which are podcast hosting services (Libsyn) and internet hosting services (Pair).

The following table presents summary information by segment for the nine months ended September 30, 2019 and 2018, respectively:

	2019			2018
(in thousands)	Libsyn	Pair	Total	Libsyn	Pair	Total

Revenue	$10,563	$7,640	$18,203	$9,260	$6,831	$16,091
Cost of revenue	1,738	844	2,582	1,818	557	2,375

Total assets	$24,604	$18,251	$42,855	$19,675	$17,839	$37,514
Depreciation and amortization	$60	$2,139	$2,199	$30	$2,243	$2,273

The following table presents summary information by segment for the three months ended September 30, 2019 and 2018, respectively:

	2019			2018
(in thousands)	Libsyn	Pair	Total	Libsyn	Pair	Total

Revenue	$3,638	$2,581	$6,219	$3,352	$2,374	$5,726
Cost of revenue	585	296	881	745	218	963

Depreciation and amortization	$23	$689	$712	$12	$725	$737

NOTE 12 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of the filing of this report. No events have occurred that would require adjustments to or disclosure in the financial statements other than:

On April 24, 2019, Camac Fund, LP, and its affiliates Camac Partners, LLC, Camac Capital, LLC, and Eric Shahinian, (collectively, “Camac”) made a demand to inspect the Company’s books and records, purportedly in connection with Camac’s efforts to compel the Company to call a special meeting of its stockholders. On May 8, 2019, the Company provided the materials required by relevant Nevada law. On July 15, 2019, Camac filed a verified complaint and alternative petition for a writ of mandamus/prohibition in Nevada District Court together with a motion for preliminary injunction, seeking to compel the Company to provide certain additional documents relating to the identity of beneficial owners of its common stock. The Company filed a response brief to the motion for preliminary injunction and a hearing was held on such motion on August 1. The Court’s decision denied the issuance of an injunction obligating the Company to generate or obtain those additional documents, but requires the Company to turn over any such documents should the Company use those documents in the future to engage in solicitation activity in connection with any special meeting of stockholders that may be held involving Camac.

On October 4, 2019, the Company reached a resolution with Camac. The settlement agreement provides for, among other things, the Company reimbursing Camac for up to $600,000 in out-of-pocket expenses and the cancellation of certain equity awards by the Company.

Immediately following the execution of the settlement agreement, the Company shall take all action necessary to irrevocably cancel those equity awards previously granted to the Company’s Chief Executive Officer and Chief Financial Officer representing an aggregate of 300,000 restricted shares (150,000 held by each of them), the vesting conditions with respect to which relate to the achievement of a Nasdaq uplisting. Promptly following such cancellation, the Company shall provide to the Stockholders evidence from its transfer agent regarding the return of such shares and their cancellation by the Company. The Company will obtain appropriate written confirmations from the affected individuals regarding such cancellation.

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

Results of Operations

Nine Months Ended September 30, 2019 and 2018.

During the nine months ended September 30, 2019, the Company recorded revenues of $18,202,733, a 13% increase over revenues of $16,091,492 for the same period in 2018. The increase for 2019 reflects an increase in Libsyn4 hosting revenue as well as LibsynPro, offset by decreases in Advertising and Premium Subscription revenue. The increase also reflects an increase due to Pair’s hosting and domain offerings. Libsyn contributed $10,562,580 and $9,260,528 of revenue during the first nine months of 2019 and 2018, respectively. Pair contributed $7,640,153 and $6,830,964 of revenue during the first nine months of 2019 and 2018, respectively.

Libsyn4 hosting revenue increased due to the growth in the number of podcasts on the network when comparing the first nine months of 2019 versus 2018. LibsynPro revenue increased as a result of additional LibsynPro networks using our platform in the first nine months of 2019 with increased bandwidth usage fees for delivery of podcasts contributing to the revenue gain. Advertising revenue decreased $538,253 during the first nine months of 2019 versus the same period of 2018. The decrease resulted from decrease in the dollars being spent on ad campaigns during the first nine months of 2019 with existing advertisers. Premium subscription revenue decreased $45,282.

The Company recorded total costs and operating expenses of $14,942,936 during the first nine months of 2019, an 13% increase as compared to total costs and operating expenses of $13,213,875 during the same period of 2018. Libsyn contributed $7,037,308 to total costs and operating expenses during the first nine months of 2019, and $5,259,665 during the same period in 2018. Pair contributed $7,905,628 to total costs and operating expenses during the first nine months of 2019 and $7,954,210 during the same period in 2018.

During the first nine months of 2019, cost of revenue totaled $2,581,659, a 9% increase as compared to $2,374,702 for the same period in 2018. Libsyn contributed $1,737,553 while Pair contributed $844,106 to the cost of revenue during the first nine months of 2019. Libsyn recorded an increase in bandwidth costs, credit card processing fees, and colocation fees, offset by a decrease in ad sharing paid to producers during the first nine months of 2019 versus 2018. Pair recorded an increase in domain name fees and internet fees. Cost of revenue as a percentage of revenue for Libsyn decreased to 16% during the first nine months of 2019 from 20% during the same period in 2018. This is a reflection of the reduction in the bandwidth rate to deliver the podcasts, off-set by an increase in bandwidth usage during the first nine months of 2019 due to the growth in the number of podcasts and increased podcast consumption on the Libsyn Platform. Cost of revenue as a percentage of revenue for Pair increased to 11% during the first nine months of 2019 from 8% during the same period in 2018. This is due primarily to the increase in domain name purchase fees and internet connectivity fees.

General and administrative expenses totaled $6,074,072 during the first nine months of 2019 versus $4,570,630 during the same period in 2018, an increase of 33%. The increase was driven primarily due to an increase in legal and advisory fees, wage expense, and insurance costs, offset by a decrease in professional fees as well as a reduction of non-cash expense for Libsyn. The increase includes $610,179 of legal and advisory fees incurred by the Company associated with its settlement with Camac reached following the end of the quarter and $1,125,000 due to the accrual of bonuses for senior management. The increase was further driven by the increase in employment benefits. General and administrative expense for Pair during the first nine months of 2019 was $2,030,374 and $2,161,977 for the same period in 2018. General and administrative for Libsyn for the same periods was $4,043,698 and $2,408,653, respectively.

Technology expenses represented $1,390,161 during the first nine months of 2019 versus $1,292,238 in 2018, driven by an increase in wage expense during the first nine months of 2019. Selling expenses during the first nine months of 2019 were $702,521 versus $647,833 during the same period in 2018 driven by a reduction in advertising expense. Customer support expenses in the first nine months of 2019 were $1,995,309 versus $2,055,389 during the same period in 2018 driven by the decrease in support staff costs.

Depreciation and amortization expenses consist of charges relating to the depreciation of the property and equipment used in our operations and the amortization of intangible assets. Depreciation and amortization expense for the first nine months of 2019 was $2,199,214 and $2,273,083 during the same period in 2018. During the first nine months of 2019, Libsyn contributed $60,175 and Pair contributed $2,139,039 to depreciation and amortization expense.

Interest expense for the first nine months of 2019 was $245,002 compared to $291,205 in the nine months of 2018, which represents interest on the loan facility obtained in connection with the acquisition of Pair. Interest expense for the nine months of 2019 was offset with interest income of $178,551, resulting in net cash expenditure of $66,451 on the note.

The Company’s net income was $3,194,996 for the nine months ended September 30, 2019. This represents a $554,757 increase from $2,640,239 for the nine months ended September 30, 2018. Earnings per share increased to $0.11 per share for the first nine months of 2019 from $0.09 per share for the first nine months of 2018.

Three Months Ended September 30, 2019 and 2018.

During the three months ended September 30, 2019, the Company recorded revenues of $6,219,119, a 9% increase over revenues of $5,726,425 for the same period in 2018. This increase reflects an increase in Libsyn4 hosting revenue as well as LibsynPro, offset by a decrease in advertising revenue. This also reflects an increase in Pair’s hosting and domain offerings. Libsyn contributed $3,637,589 of revenue while Pair contributed $2,581,530.

Libsyn4 hosting revenue increased due to the growth in the number of podcasts on the network when comparing the three months ended September 30, 2019 versus the same period in 2018. LibsynPro revenue increased as a result of additional LibsynPro networks using our platform in the three months ended September 30, 2019 with increased bandwidth usage fees for delivery of podcasts contributing to the revenue gain. Advertising revenue decreased $338,986.04 during the three months ended September 30, 2019 versus the same period of 2018. The decrease resulted from decrease in the dollars being spent on ad campaigns by advertisers. Premium subscription revenue increased by $8,141.

The Company recorded total costs and operating expenses of $5,391,594 during the three months ended September 30, 2019, a 23% increase as compared to total costs and operating expenses of $4,375,259 during the same period of 2018. Libsyn contributed $2,736,604 to total costs and operating expenses during the three months ended September 30, 2019, and $1,761,654 during the same period in 2018. Pair contributed $2,654,990 to total costs and operating expenses during the three months ended September 30, 2019 and $2,613,605 during the same period in 2018.

During the three months ended September 30, 2019, cost of revenue totaled $881,171, a 8% decrease as compared to $962,817 for the same period in 2018. Libsyn contributed $584,850 while Pair contributed $296,321 to the cost of revenue during the three months ended September 30, 2019. Libsyn recorded an increase in bandwidth costs, credit card processing fees, and colocation fees, offset by a decrease in ad sharing that was paid to producers during the three months ended September 30, 2019 versus 2018. Pair recorded an increase in domain name fees and internet fees, offset by a decrease in processing fees and colocation fees. Cost of revenue as a percentage of revenue for Libsyn decreased to 16% in the three months ended September 30, 2019 from 22% during the same period in 2018. This is a reflection of the reduction in the bandwidth rate to deliver the podcasts, off-set by an increase in bandwidth usage during the three months ended September 30, 2019 due to the growth in the number of podcasts and increased podcast consumption on the Libsyn Platform. Cost of revenue as a percentage of revenue for Pair increased to 11% in the three months ended September 30, 2019 from 9% during the same period in 2018. This is due primarily to the increase in domain name purchase fees and internet connectivity fees.

General and administrative expenses totaled $2,339,966 in the three months ended September 30, 2019 versus $1,348,731 during the same period in 2018, an increase of 73%. The increase was driven primarily due to an increase in legal and advisory fees and accrual of bonuses, offset by a decrease in employment benefits. The increase includes $444,620 of legal and advisory fees incurred by the Company associated with Camac reached following the end of the quarter and $375,000 due to the accrual of bonuses for senior management. General and administrative expense for Pair during the three months ended September 30, 2019 was $666,950 and $687,677 for the same period in 2018. General and administrative expense for Libsyn for the same periods was $1,673,016 and $661,053, respectively.

Technology expenses represented $478,372 in the three months ended September 30, 2019 versus $426,339 in 2018, driven by a decrease in wages. Selling expenses during the three months ended September 30, 2019 were $293,185 versus $220,460 during the same period in 2018 driven by an increase in travel and entertainment expense. Customer support expenses in the three months ended September 30, 2019 were $686,876 versus $680,094 during the same period in 2018 driven by the increase of support staff wages.

Depreciation and amortization expenses consist of charges relating to the depreciation of the property and equipment used in our operations and the amortization of intangible assets. Depreciation and amortization expense for the three months ended September 30, 2019 was $712,024 and $736,818 during the same period in 2018. During the three months ended September 30, 2019, Libsyn contributed $22,569 and Pair contributed $689,455 to depreciation and amortization expense.

Interest expense for the three months ended September 30, 2019 was $75,280 compared to $92,002 in the third quarter of 2018. Interest expense for the three months ended September 30, 2019 was offset with interest income of $66,862, resulting in net cash expenditure of $8,418 on the note.

The Company’s net income was $819,384 for the three months ended September 30, 2019. This represents a $465,374 decrease from $1,284,758 for the three months ended September 30, 2018. Earnings per share decreased $.01 per share for the three months ended September 30, 2019 and 2018.

Liquidity and Capital Resources

Cash on hand was $15,734,962 at September 30, 2019, an increase of $4,655,021 over the $11,079,941 on hand at December 31, 2018. Cash provided by operations for the nine months ended September 30, 2019, was $6,262,438, an increase of $603,949 over the $5,658,489 cash provided by operations for the nine months ended September 30, 2018. The contribution from Libsyn of this cash generation totaled $4,766,948, and Pair added $1,495,490. This increase is driven from our operating results of both segments of our business.

Cash used in investing activities of $353,040 for the nine months ended September 30, 2019 was for the purchase of equipment and capitalization of software development costs. Cash used in investing activities was $254,527 during the same period in 2018.

Cash used in financing activities was $1,254,377 for the nine months ended September 30, 2019 and $1,251,589 in 2018. During the first nine months of 2019, the Company made $1,200,000 of payments on the loan facility, as well as $54,377 of payments on the capital lease.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), which we refer to as disclosure controls, are controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any control system. A control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are met. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

As of September 30, 2019, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls. Based upon that evaluation, the Chief Executive Officer and the Interim Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were not effective to accomplish their objectives at the reasonable assurance level.

(b) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 24, 2019, Camac Fund, LP, and its affiliates Camac Partners, LLC, Camac Capital, LLC, and Eric Shahinian, (collectively, “Camac”) made a demand to inspect the Company’s books and records, purportedly in connection with such stockholder’s efforts to compel the Company to call a special meeting of its stockholders. On May 8, 2019, the Company provided the materials required by relevant Nevada law. On July 15, 2019, Camac filed a verified complaint and alternative petition for a writ of mandamus/prohibition in Nevada District Court together with a motion for preliminary injunction, seeking to compel the Company to provide certain additional documents relating to the identity of beneficial owners of its common stock. The Company filed a response brief to the motion for preliminary injunction and a hearing was held on such motion on August 1. The Court’s decision denied the issuance of an injunction obligating the Company to generate or obtain those additional documents, but requires the Company to turn over any such documents should the Company use those documents in the future to engage in solicitation activity in connection with any special meeting of stockholders that may be held involving Camac.

On October 4, 2019, the Company reached a resolution with Camac. The settlement agreement provides for, among other things, Libsyn reimbursing Camac for up to $600,000 in out-of-pocket expenses, the appointment of certain individuals identified by Camac to the Company’s board of directors (the “Board”), the formation of a strategic review committee of the Board and the cancellation of certain equity awards by the Company.

Immediately following the execution of the settlement agreement, the Company shall take all action necessary to irrevocably cancel those equity awards previously granted to the Company’s Chief Executive Officer and Chief Financial Officer representing an aggregate of 300,000 restricted shares (150,000 held by each of them), the vesting conditions with respect to which relate to the achievement of a Nasdaq uplisting. Promptly following such cancellation, the Company shall provide to the Stockholders evidence from its transfer agent regarding the return of such shares and their cancellation by the Company. The Company will obtain appropriate written confirmations from the affected individuals regarding such cancellation.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     None; not applicable.

Item 3. Defaults Upon Senior Securities.

     None; not applicable.

Item 4. Mine Safety Disclosures.

     None; not applicable.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits.

(ii) Exhibit No.	Description
31.1	302 Certification of Christopher J. Spencer
31.2	302 Certification of Gabriel Mosey
32	906 Certification.
101.1
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: 11/14/2019	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date: 11/14/2019	/s/ Gabriel Mosey
Gabriel Mosey
Interim Chief Financial Officer