Form 10-K/A
period 2018-12-31
Liberated Syndication Inc.
filed 2020-05-05
CIK 1667489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A
(Amendment No. 2)

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

Explanatory Note

This Annual Report on Form 10-K/A (Amendment No. 2) amends the Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) by Liberated Syndication Corp. (the “Company”) on March 14, 2019 (the “Original 10-K”) to restate our audited consolidated financial statements for the year ended December 31, 2018 to amend related disclosures.

Background of the Restatement

On April 28, 2020, the Audit Committee of the Board of Directors of Liberated Syndication Inc, a Nevada corporation (the “Company”) determined that (a) the Consolidated Balance Sheet as of December 31, 2018, (b) the Consolidated Statement of Operations for the year ended December 31, 2018, (c) the Statement of Stockholders’ Equity for the year ended December 31, 2018, and (d) the Consolidated Statement of Cash Flows for the year December 31, 2018, all as presented in the Company’s Annual Report on Form 10-K for the Period Ended December 31, 2018, as previously filed with the U.S. Securities and Exchange Commission on March 14, 2019, should not be relied upon.

Specifically, the amounts reported in the Consolidated Balance Sheet as of December 31, 2018 for total assets, current liabilities, and consequently total liabilities and total stockholders’ equity, were determined to be materially different. Additionally, the Income Tax benefit for 2018 in the Condensed Consolidated Statement of Operations for the year ended December 31, 2018 was changed. As a result, the net income and the basic and diluted income per common share were determined to be materially different. The Statement of Stockholders’ Equity for the years ended December 31, 2018 and with its Net Income and Accumulated Deficit are consequently affected. The Consolidated Statement of Cash Flows for the year ended December 31, 2018 changed the Deferred Tax Asset and Income Tax Payable for 2018.

During the 2019 audit process, it was discovered through an ongoing IRS examination it was discovered that the Company owed Federal tax for 2018.

The IRS examination uncovered an error in calculating the Net Operating Loss Carryforward (NOL) resulting from the spin-off of Libsyn in 2016. At December 31, 2017, the Company had recorded an NOL of approximately $14 million. The NOL was part of deferred tax asset which was valued at $0 on the balance sheet. Consequently, the Company was not recognizing tax expenses or the associated tax payable during 2018. However, as the IRS examination continued, it has become clear that the $14 million NOL was overestimated by approximately $12.5 million, and by December 31, 2018, that the NOL has been completely utilized. The result is that the Company ought to have begun recording tax expenses in 2018.

This Federal Tax Balance will be paid with an amended return in 2020.

The Company has temporary tax differences which result in a deferred tax asset (DTA). Under the provisions of ASC Topic 740, a DTA is to be recognized for the potential future tax benefit from a loss carryforward. Full realization of the benefit, however, depends on the Company having income in future years.

Because the NOL has been completely utilized and the Company is now consistently recording profits, a DTA with the associated payable should have been recorded in 2018. DTAs represent future income tax benefits. But the tax benefits will be realized only if there is sufficient taxable income from which the deductible amount can be deducted.

Impact of the Restatement

As a result of the restatement, reported net income from continuing operations was increased by $585,548, or $0.02 per basic and diluted share for the year ended December 31, 2018. Total assets increased by $1,454,077 at December 31, 2018. Current and total liabilities increased by $868,529 at December 31, 2018. Accumulated deficit decreased by $585,548 at December 31, 2018.

Items Amended in this Filing

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing, in its entirety, as amended to reflect the restatement. No attempt has been made in this Form 10-K/A to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 8. Financial Statements and Supplementary Data

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
●
introduction of competing products (or the anticipation thereof) by other market participants;poor business conditions for our customers or poor general macroeconomic conditions;
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

We have concluded that certain of our previously issued financial statements should not be relied upon and have restated certain of our previously issued financial statements, which may lead to, among other things, shareholder litigation, loss of investor confidence, negative impact on our stock price and certain other risks.

As discussed in the Explanatory Note above we have concluded that our previously issued financial statements as of December 31, 2018, should no longer be relied upon. The determination that the applicable financial statements should no longer be relied upon and that certain financial statements would be restated was made following the identification of errors. As a result of these errors, we have become subject to a number of additional risks and uncertainties, including unanticipated costs for accounting and legal fees in connection with or related to the restatement, litigation and government investigations. Any such proceeding could result in substantial defense costs regardless of the outcome of the litigation or investigation. If we do not prevail in any such litigation, we could be required to pay substantial damages or settlement costs.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
December 2018	55,000(1)	$1.50	-	-
Total	55,000	$1.50	-	-

 (1) Such shares were repurchased and canceled in a privately negotiated transaction.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (As Restated).

As described above in the Explanatory Note of this Form 10-K/A, we restated our audited financial statements as of and for the year ended December 31, 2018. The impact of the restatement is reflected in Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations below.

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

Income tax benefit for 2018 was $585,548, which represents the deferred tax asset from the 2018 tax provision and the expected federal balance due for 2018. The income tax payable will be payable with the amended return in 2020.

The Company’s net income was $4,373,345 for 2018. This represents a $7,555,740 increase from the net loss of $3,182,395 during 2017.

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

Liberated Syndication Inc.

Item 8. Financial Statements and Supplementary Data

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

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2018

Salt Lake City, Utah
March 14, 2019, except for Notes 7, 9 and 13 as to which the date is May 5, 2020.

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
March 26, 2018

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2018 (As Restated)	December 31, 2017
CURRENT ASSETS:
Cash	$11,079,941	$5,211,845
Accounts receivable, net	481,921[1]	660,139[1]
Prepaid expenses	449,223	186,425
Total current assets	12,011,085	6,058,409

Property and equipment, net	2,229,294	3,007,025
Goodwill	16,388,171	16,352,069
Definite life - intangible assets, net	7,786,686	9,644,000
Prepaid expense	191,609	7,076
Deferred tax assets	1,454,077	-
Total assets	$40,060,922	$35,068,579

CURRENT LIABILITIES:
Accounts payable	$745,889	$440,565
Income tax payable	868,529	-
Accrued expenses	377,572	769,485
Deferred revenue, net of current portion	2,276,079	1,247,686
Current portion of capital lease obligation	72,986	69,243
Current portion of loans payable, net of $28,068 and $33,366 discount, respectively	2,638,599	1,566,634
Total current liabilities	6,979,654	4,093,613

LONG TERM LIABILITIES:
Loans payable, net of $51,566 and $79,634 discount, less current portion	5,681,767	8,320,366
Capital lease obligation, net of current portion	831	73,817
Deferred revenue, net	371,938	133,617
Total long-term liabilities	6,054,536	8,527,800
Total liabilities	13,034,190	12,621,413

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock	29,722	29,596
Additional paid-in capital	35,010,552	34,804,457
Accumulated deficit	(8,013,542)	(12,386,887)
Total stockholders' equity	27,026,732	22,447,166
Total liabilities and stockholders' equity	$40,060,922	$35,068,579

Liberated Syndication Inc. and Subsidiaries Balance Sheet (Parenthetical)
Statement of Financial Position	December 31, 2018 (As Restated)	December 31, 2017
Allowance for doubtful accounts	$14,000	$14,000
Common stock authorized	200,000,000	200,000,000
Common stock par value	$0.001	$0.001
Common stock outstanding	29,721,974	29,595,473

The accompanying notes are an integral part of these consolidated financial statements.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended
	December 31, 2018 (As Restated)	December 31, 2017

Revenue	$22,010,132	$10,584,219

Costs and operating expenses

Cost of revenue (excluding depreciation and amortization)	3,331,876	2,379,151
General and administrative	6,065,661	10,263,775
Technology	1,842,020	610,794
Selling	846,434	299,074
Customer support	2,830,789	191,820
Depreciation and amortization	3,013,732	22,033
Total costs and operating expenses	17,930,512	13,766,647
Operating income (loss)	4,079,620	(3,182,428)

Interest expense	(387,064)	-
Interest income	84,992	-
Other income	10,249	33
Income (loss) from operations before income taxes	3,787,797	(3,182,395)

Income tax expense (benefit)	(585,548)	-
Net Income (loss)	$4,373,345	$(3,182,395)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE	$0.15	$(0.13)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	29,740,207	24,390,595

The accompanying notes are an integral part of these consolidated financial statements.

LIBERATED SYNDICATION INC.
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2018 (RESTATED) AND 2017

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit
Balance at December 31, 2016	20,805,860	$20,806	$25,047,247	$(9,204,492)

Issuance of Common Stock for services	7,250,000	7,250	7,266,750	-

Repurchase of Common Stock	(40,000)	(40)	(7,960)	-

Issuance of Common Stock to acquire Pair Networks Inc.	1,579,613	1,580	2,498,420	-

Net loss	-	-	-	(3,182,395)

Balance at December 31, 2017	29,595,473	$29,596	$34,804,457	$(12,386,887)

Issuance of Common Stock for services	200,000	200	317,800	-

Return of Common Stock for final settlement of Pair Acquisition	(18,499)	(19)	(29,260)	-

Repurchase of Common Stock	(55,000)	(55)	(82,445)	-

Net Income	-	-	-	4,373,345

Balance at December 31, 2018 (As Restated)	29,721,974	$29,722	$35,010,552	$(8,013,542)

The accompanying notes are an integral part of these consolidated financial statements.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2018 (As Restated)	December 31, 2017
Cash Flows from Operating Activities
Net income (loss)	$4,373,345	$(3,182,395)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,013,732	22,033
Issuance of common stock for services	318,000	7,274,000
Deferred income taxes	(1,454,077)	-
Amortization of discount on loan fees	33,366	-
Change in assets and liabilities:
Accounts receivable	112,838	(184,874)
Prepaid expenses	(447,332)	(70,289)
Accounts payable	305,324	(319,483)
Income taxes payable	868,529	-
Accrued expense	(391,913)	66,586
Deferred revenue	1,266,714	(18,174)
Net Cash Provided by Operating Activities	7,998,526	3,587,404

Cash Flows from Investing Activities:
Purchase of property & equipment	(378,687)	(69,064)
Acquisition of Pair Networks Inc., net of cash acquired	-	(13,060,953)
Net Cash Used in Investing Activities	(378,687)	(13,130,017)

Cash Flows from Financing Activities:
Repurchase of common stock	(82,500)	(8,000)
Proceeds from loans	-	10,000,000
Payment of debt issuance costs	-	(113,000)
Repayment on term loan	(1,600,000)	-
Repayment on capital lease	(69,243)	-
Net Cash Provided by (Used in) Financing Activities	(1,751,743)	9,879,000

Net Increase in Cash and Cash Equivalents	5,868,096	336,387
Cash and Cash Equivalents at Beginning of Period	5,211,845	4,875,458
Cash and Cash Equivalents at End of Period	$11,079,941	$5,211,845

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$350,761	$-
Income taxes	$-	$-

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

Property and Equipment –Property and equipment is stated at cost. Depreciation is recorded over the shorter of the estimated useful life or the lease term of the applicable asset using the straight-line method beginning on the date an asset is placed in service. Maintenance and repairs are charged to expense as incurred.

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

Income Taxes - The Company accounts for income taxes using the liability method, which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which differences are expected to reverse. Deferred tax assets are adjusted by a valuation allowance, if based on the weight of available evidence it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The Company anticipates continued earnings and the realization of the benefit of the deferred tax assets.

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

Information regarding vested stock awards for the year ended December 31, 2018 is summarized in the table below:

	Shares	Weighted Average Grant Date FairValue	Average Remaining Life
Issued and outstanding awards subject to forfeiture at beginning of period	7,250,000	$1.00	1.68
Stock Awards Issued	-	$-	-
Awards no-longer subject to forfeiture	2,075,000	$0.61	N/A
Cancelled / Forfeited Awards	-	-	-
Issued and outstanding awards subject to forfeture at end of period	5,175,000	$1.16	1.45

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

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Accounting for Income Taxes which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At December 31, 2018 and 2017, the total of all deferred tax assets was $1,454,077 and $0, respectively, and the total of the deferred tax assets related to goodwill was $0 and $1,848,717, respectively. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined. Management has analyzed the health of the Company and it is now more likely than not that the company will likely have strong income from operations moving forward. Therefore, the valuation allowance has been relieved. The change in the valuation allowance for the years ended December 31, 2018 and 2017 was $1,454,077 and $110,866, respectively.

The components of income tax expense (benefit) from continuing operations for the Years ended December 31, 2018 and 2017 consist of the following:

	For the Years Ended
	December 31,
Current tax expense:	2018	2017
Federal	$868,529	$-
State	-	-
Current tax expense	868,529	-
Deferred tax expense (benefit):
Revaluation of deferred tax asset change in Federal Tax Rate	-	1,400,760
Deferred Revenue	(28,060)
Depreciation and amortization	(164,862)	-
Goodwill	-	511,108
Non-cash compensation	(1,261,155)	-
Return to accrual	-	-
Valuation Allowance	-	(110,866)
Net operating loss carryforward	-	(1,801,002)
Subtotal deferred tax expense/(benefit)	(1,454,077)	-
Income tax expense/(benefit)	$(585,548)	$-

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the company’s effective rate is as follows:

	For the Years Ended
	December 31,
	2018	2017
Computed tax at the expected statutory rate	$868,529	$(1,082,014)
State and local income taxes, net of federal	-	173,117

Other non-deductible expenses	-	1,632
Revaluation of deferred tax assets for change in Federal Tax Rate	-	1,400,760
Other items	-	(382,629)
Valuation Allowance	(1,454,077)	(110,866)
Income tax expense/(benefit)	$(585,548)	$-

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 7 – INCOME TAXES – continued

The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset at December 31, 2018 and 2017

	December 31,	December 31,
	2018	2017
Current deferred tax assets (liabilities):
Allowance for doubtful accounts	$-	$-
Vacation accrual	-	-
Total current deferred tax assets (liabilities)	-	-

Long-term deferred tax assets (liabilities):
Goodwill - impaired	-	2,066,632
Goodwill – tax amortization	-	(3,915,349)
Depreciation and amortization	164,862	-
Deferred Revenue	28,060
Non-cash compensation	1,261,155	-
Net operating loss carryforward	-	5,307,384
Valuation allowance	-	(3,458,667)
Total long-term deferred tax assets (liabilities)	$1,454,077	$-
Net term deferred tax assets (liabilities)	$1,454,077	$-

At December 31, 2018, the company has loss carryforwards of $0.

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

The following data shows the amounts used in computing earnings per share and the weighted average number of shares of common stock outstanding for the periods presented for the periods ended:

	December 31, 2017	December 31, 2017
Income (loss) from operations available to common stockholders (numerator)$	$4,373,345	(3,182,395)
Income (loss) available to common stockholders (numerator)	4,373,345	(3,182,395)
Weighted average number of common shares outstanding during the period used in earnings per share (denominator)	29,740,207	24,390,595

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

The following table presents summary information by segment for the twelve months ended December 31, 2018 and 2017, respectively:

		2018 (As Restated)			2017
(in thousands)	Libsyn	Pair	Total	Libsyn	Pair	Total
Revenue	$12,630	$9,380	$22,010	$10,536	$48	$10,584
Cost of revenue	2,516	816	3,332	2,379	-	2,379

Total assets	$22,875	$17,732	$38,607	$16,965	$18,104	$35,069
Depreciation and amortization	$46	$2,968	$3,014	$22	$-	$22

NOTE 12 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of the filing of this report. No events were identified that would require adjustment to or disclosure in the financial statements.

NOTE 13 – RESTATEMENT OF PREVIOUSLY REPORTED CONSOLIDATED ANNUAL FINANCIAL STATEMENTS

Background

On April 28, 2020, the Audit Committee of the Board of Directors of Liberated Syndication Inc, a Nevada corporation (the “Company”) determined that (a) the Consolidated Balance Sheet as of December 31, 2018, (b) the Consolidated Statement of Operations for the year ended December 31, 2018, (c) the Statement of Stockholders’ Equity for the year ended December 31, 2018, and (d) the Consolidated Statement of Cash Flows for the year December 31, 2018, all as presented in the Company’s Annual Report on Form 10-K for the Period Ended December 31, 2018, as previously filed with the U.S. Securities and Exchange Commission on March 14, 2019, should not be relied upon.

Specifically, the amounts reported in the Consolidated Balance Sheet as of December 31, 2018 for total assets, current liabilities, and consequently total liabilities and total stockholders’ equity, were determined to be materially different. Additionally, the Income Tax benefit for 2018 in the Condensed Consolidated Statement of Operations for the year ended December 31, 2018 was changed. As a result, the net income and the basic and diluted income per common share were determined to be materially different. The Statement of Stockholders’ Equity for the years ended December 31, 2018 and with its Net Income and Accumulated Deficit are consequently affected. The Consolidated Statement of Cash Flows for the year ended December 31, 2018 changed the Deferred Tax Asset and Income Tax Payable for 2018.

During the 2019 audit process, it was discovered through an ongoing IRS examination it was discovered that the Company owed Federal tax for 2018.

The IRS examination uncovered an error in calculating the Net Operating Loss Carryforward (NOL) resulting from the spin-off of Libsyn in 2016. At December 31, 2017, the Company had recorded an NOL of approximately $14 million. The NOL was part of deferred tax asset which was valued at $0 on the balance sheet. Consequently, the Company was not recognizing tax expenses or the associated tax payable during 2018. However, as the IRS examination continued, it has become clear that the $14 million NOL was overestimated by approximately $12.5 million, and by December 31, 2018, that the NOL has been completely utilized. The result is that the Company ought to have begun recording tax expenses in 2018.

This Federal Tax Balance will be paid with an amended return in 2020.

The Company has temporary tax differences which result in a deferred tax asset (DTA). Under the provisions of ASC Topic 740, a DTA is to be recognized for the potential future tax benefit from a loss carryforward. Full realization of the benefit, however, depends on the Company having income in future years.

Because the NOL has been completely utilized and the Company is now consistently recording profits, a DTA with the associated payable should have been recorded in 2018. DTAs represent future income tax benefits. But the tax benefits will be realized only if there is sufficient taxable income from which the deductible amount can be deducted.

Impact of the Restatement

As a result of the restatement, reported net income was increased by $585,548, or $0.02 per basic and diluted share for the year ended December 31, 2018. Total assets increased by $1,454,077 at December 31, 2018. Current and total liabilities increased by $868,529 at December 31, 2018. Accumulated deficit decreased by $585,548 at December 31, 2018.

The financial statements included in this Form 10-K/A have been restated to reflect the adjustments described. The table below summarizes the effects of the restatement on Libsyn’s Consolidated Statements of Operation for the year ended December 31, 2018 and, Consolidated Balance Sheet at December 31, 2018.

In addition to the restatement of the financial statements, certain information within Note 7 – Income Taxes to the financial statements has been restated to reflect the corrections of misstatements discussed above as well as to add disclosure language as appropriate.

Consolidated Balance Sheet
	December 31, 2018 As Reported	Corrections	December 31, 2018 As Restated
Deferred Tax Assets	-	1,454,077	1,454,077
Total Assets	38,606,845	1,454,077	40,060,922
Income Taxes Payable	-	868,529	868,529
Total Current Liabilities	6,111,125	868,529	6,979,654
Total Liabilities	12,165,661	868,529	13,034,190
Accumulated Deficit	(8,599,090)	585,548	(8,013,542)

Consolidated Statement of Operations
	Year ended December 31, 2018 As Reported	Corrections	Year ended December 31, 2018 As Restated
Income Tax Benefit (Expense)	-	585,548	585,548
Net Income	3,787,797	585,548	4,373,345
Basic and Diluted Income Per Common Share	0.13	0.02	0.15

Statement of Stockholders’ Equity
	December 31, 2018 As Reported	Corrections	December 31, 2018 As Restated
Net Income	3,787,797	585,548	4,373,345
Accumulated Deficit	(8,599,090)	585,548	(8,013,542)

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

●
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

The bonuses represent discretionary awards during the respective year by the compensation committee and the board of directors

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding equity awards for the named executives as of December 31, 2018.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2018

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Chris Spencer	-	-	-	-	-	1,850,000	2,312,500	-	-
John L. Busshaus	-	-	-	-	-	1,525,000	1,906,250	-	-

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

Plan Category	Maximum shares to be issued upon exercise of options	Weighted-average exercise price of outstanding options	Shares remaining available for future issuance underexisting equity compensation plans (excluding shares reflected in first column)
Plans approved by stockholders	3,000,000	$-	3,000,000
Plans not approved by stockholders	-	-	-

Total	3,000,000	$-	3,000,000

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

DIRECTOR COMPENSATION TABLE – FISCAL 2018

Name	Fees earned or paidin cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Doug Polinsky	66,000	-	-	-	-	-	66,000
J. Gregory Smith	66,000	-	-	-	-	-	66.000
Denis Yevstifeyev	66,000	-	-	-	-	-	66,000

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
Consolidated Statements of Cash Flows of Liberated Syndication Inc. and subsidiaries for the years ended December 31, 2018 and 2017
Notes to Consolidated Financial Statements

(b) Exhibits. (1)

Exhibit Number	Description
3.1	Articles of Incorporation (3)
3.2	Bylaws (3)
10.1	Tax Matters Agreement (3)
10.2	Stock Agreement of Christopher J. Spencer dated April 13, 2017(4)*
10.3	Stock Agreement of John Busshaus dated April 13, 2017(4)*
10.4	Stock Agreement of Douglas Polinsky dated April 13, 2017(4)*
10.5	Stock Agreement of Denis Yevstifeyev dated April 13, 2017(4)*
10.6	Stock Agreement of John G. Smith dated April 13, 2017(4)*
10.7	Stock Agreement of Christopher J. Spencer dated December 15, 2017(5)*
10.8	Stock Agreement of John Busshaus dated December 15, 2017(5)*
10.9	Stock Agreement of Douglas Polinsky dated December 15, 2017(5)*
10.10	Stock Agreement of Denis Yevstifeyev dated December 15, 2017(5)*
10.11	Stock Agreement of John G. Smith dated December 15, 2017(5)*
10.12	Loan Agreement among Liberated Syndication, Webmayhem, Inc., Pair Networks, Inc. and First Commonwealth Bank dated December 27, 2017 (2)
10.13	2018 Omnibus Equity Incentive Plan
21	Subsidiaries of Registrant
31.1	302 Certification of Christopher J. Spencer
31.2	302 Certification of Gabriel J. Mosey
32	906 Certification

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

  LIBERATED SYNDICATION INC.

Date:	5/5/2020	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	5/5/2020	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	5/5/2020	/s/ Gabriel J. Mosey
Gabriel J. Mosey
Interim Chief Financial Officer