Form 10-K
period 2019-12-31
Liberated Syndication Inc.
filed 2020-05-15
CIK 1667489

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $60,914,352, based on the closing bid price of the registrant’s common stock on June 30, 2019.

As of May 14, 2020, there were 29,346,974 shares of common stock, par value $0.001, of the registrant issued and outstanding.

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

Item 1. Business.

OVERVIEW

Founded in 2015, Liberated Syndication Inc (“the “Company,”, “parent”, “we,” or “us” and words of similar import), a Nevada corporation, provides podcast hosting services through its wholly-owned subsidiary Webmayhem Inc., a Pennsylvania corporation (“Libsyn”), and webhosting services through its wholly-owned subsidiary Pair Networks, Inc., a Pennsylvania corporation (“Pair” or “PNI”). The Company’s consolidated financial statements include the financial statements of Libsyn and Pair. Libsyn’s focus is on our podcast hosting business, while Pair’s focus is on webhosting and providing domains.

Our corporate offices consist of approximately 3,100 square feet of office space located at 5001 Baum Blvd, Suite 770, Pittsburgh, PA 15213. Our telephone number is (412) 621-0902. We also maintain an office at 2403 Sidney St., Suite 210, Pittsburgh, PA consisting of approximately 30,000 square feet.

BUSINESS

Libsyn

Libsyn is a Podcast Service Provider offering hosting and distribution tools which include storage, bandwidth, RSS creation, distribution, and statistics tracking. Podcast producers can choose from a variety of hosting plan levels based on the requirements for their podcast. Podcast producers’ sign-up online at www.libsyn.com, using their credit card to subscribe to a monthly plan. Libsyn offers a basic, getting started plan for $5 per month and more advanced plans that include more storage, advanced statistics, and podcast apps at higher price points. Plans are designed to provide full-featured podcast tools with generous storage and bandwidth transfer. LibsynPRO service is an enterprise solution for professional media producers and corporate customers that require more sophisticated media network features and dedicated support.

Libsyn supports both audio and video podcasts, allowing producers to upload podcast episodes through the Libsyn interface or via File Transfer Protocol (“FTP”) to manage publishing to online directories, web portals, content aggregators, App marketplaces and social media platforms for both download and streaming.

Approximately 60% of the shows that Libsyn distributes reach audiences using the Apple Podcasts platform which includes iTunes on the computer and the Apple Podcasts App on iOS devices which includes iPhones, iPads, iPods, Apple Watch, and Apple TV. Libsyn also enables distribution to aggregators such as Google Podcasts, Spotify, Pandora, iHeartRadio, radio.com and Deezer. The OnPublish feature enables podcast episodes to be posted to social media sites such as Facebook, Twitter, YouTube, Linked-In and blogging platforms like WordPress, Tumblr and Blogger. Libsyn also provides a podcast player that can be embedded on websites or shared via social media.

Libsyn’s podcast platform architecture allows for expansion of distribution destinations and OnPublish capabilities. Using the Libsyn service, podcast producers can more broadly distribute and promote their shows to attract larger audiences.

Pair Networks, Inc. (“Pair”)

Pair Networks, founded in 1996, is one of the oldest and most experienced Internet hosting companies providing a full range of fast, powerful and reliable Web hosting services. Pair offers a suite of Internet services from shared hosting to virtual private servers to customized solutions with world-class 24x7 on-site customer support. Based in Pittsburgh, Pennsylvania Pair serves businesses, bloggers, artists, musicians, educational institutions and non-profit organizations around the world.

Pair offers a variety of hosting plan levels, value add Internet services, security services and domain registration. Through the Pair Account Control Center (ACC), customers can manage their hosting accounts and domains from one place.

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
●
productivity tools such as business-class email, calendaring and messaging such as Google and Microsoft
●
podcast hosting and distribution providers such as Anchor (part of Spotify), SoundCloud, and Blubrry
●
podcast hosting companies that offer free hosting
●
media companies that have their own internal hosting capabilities

We expect continued competition from companies in the domain, web hosting and podcast hosting markets.

We believe the principal competitive factors include product capabilities, meeting customer requirements, a secure, reliable and integrated technology platform, brand awareness and reputation, customer service and support and overall customer satisfaction. We believe we compete favorably with competitors with respect to each of these factors.

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
●
Potential dilution to existing shareholders

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

The principal competitive factors that affect the Company include technical innovation, marketing products and services, podcast monetization, managing costs to maintain competitive pricing, delivering superior customer service, and aggressively managing costs.  Some competitors are significantly larger than we are and offer services for free. We cannot assure you that we will be able to successfully compete against current and future competitors and grow and maintain our market share.

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
● competition from larger and more established companies that are better capitalized;
● problems or delays in reaching our marketing goals;
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

We provide Internet hosting solutions enabling individuals, businesses and organizations to establish an online presence, connect with consumers and manage their ventures. The market for these solutions is highly fragmented and competitive. These solutions are also rapidly evolving, creating opportunity for new competitors to enter the market with or address specific segments of the market. Our competitors include providers of domain registration services, web-hosting solutions, website creation and management solutions, e-commerce enablement providers, cloud computing service and online security providers, and providers of productivity tools such as business-class email. Many of these competitors are larger and better capitalized than our company.

We expect competition to increase in the future from competitors in the domain and hosting markets. Some of our current and potential competitors have greater resources, more brand recognition and consumer awareness, more diversified product offerings, greater international scope and larger customer bases than we do, and we may therefore not be able to effectively compete with them. In particular, the extension of the Cooperative Agreement between Verisign Inc. (Verisign), the registry for .com and .net, and the U.S. Department of Commerce in 2018 gave Verisign the right to become a registrar for any gTLD other than .com. If Verisign decides to become a registrar, it will become one of our competitors, which could have a negative impact on our business and the industry. In addition, we face competition in the website and e-commerce site building market from competitors. Our competitors have greater resources, more brand recognition and consumer awareness, more diversified product offerings, greater international scope and larger customer bases than we do, and we may therefore not be able to effectively compete with them. In addition, some of our competitors offer their services and products at low or no cost. If these competitors and potential competitors decide to devote greater resources to the development, promotion and sale of products in the markets in which we compete, or if the products offered by these companies are more attractive to or better meet the evolving needs of our customers, our market share, growth prospects and operating results may be adversely affected.

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

We rely on search engines to attract a meaningful portion of our customers. If search engines change their search algorithms or policies regarding advertising, increase their pricing or suffer problems, our ability to attract new customers may be impaired.

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

The evolving nature of the Internet and the podcasting and hosting industries could render our existing technology and systems obsolete. Our success will depend, in part, on our ability to:

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

Podcasts and Podcast Apps are available in the most popular online platforms and directories. Podcasts are available on the most popular music streaming platforms and directories such as Spotify, Pandora, and Deezer. Podcasts are included in dedicated podcast directories such as Apple Podcasts, Google Podcasts and Overcast.. Many Podcast Apps are available in Apple, Amazon, and Google Play App Stores. Additionally, customers use Libsyn to distribute podcasts on social media platforms (Facebook, Twitter, YouTube). We rely on these third parties and must adhere to their rules for inclusion, which in some cases requires their approval for submission. Changes to these policies and requirements may prevent us from distributing podcasts on these platforms in the future.

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

We are subject to a variety of laws and regulations, including regulation by various federal government agencies, including the Federal Trade Commission (FTC), Federal Communications Commission (FCC), and state and local agencies. We may collect personally identifiable information, including payment card information, and other data from our current and prospective customers, website users and employees. The U.S. federal and various state and foreign governments have adopted or proposed limitations on, or requirements regarding, the collection, distribution, use, security and storage of personally identifiable information of individuals, including payment card information, and the FTC and many state attorneys general are applying federal and state consumer protection laws to impose standards on the online collection, use and dissemination of data. Self-regulatory obligations, other industry standards, policies, and other legal obligations may apply to our collection, distribution, use, security or storage of personally identifiable information or other data relating to individuals, including payment card information. These obligations may be interpreted and applied in an inconsistent manner from one jurisdiction to another and may conflict with one another, other regulatory requirements or our internal practices. Any failure or perceived failure by us to comply with U.S., E.U. or other foreign privacy or security laws, policies, industry standards or legal obligations or any security incident resulting in the unauthorized access to, or acquisition, release or transfer of, personally identifiable information or other data relating to our customers, employees and others, including payment card information, may result in governmental enforcement actions, litigation, fines and penalties or adverse publicity and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business.

We expect there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the U.S., the European Union and other jurisdictions. We cannot yet determine the impact such future laws, regulations and standards may have on our business. Future laws, regulations, standards and other obligations could impair our ability to collect or use information we utilize to provide advertising services, thereby impairing our ability to maintain and grow our total customers and increase revenue. Future restrictions on the collection, use, sharing or disclosure of our users' data or additional requirements for express or implied consent of users for the use and disclosure of such information could require us to modify our products, possibly in a material manner, and could limit our ability to develop new products and features.

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

Following the GDPR, a number of states in the U.S. have introduced bills, which, if passed, would impose operational requirements on U.S. companies similar to the requirements reflected in the GDPR. Last year, the State of California passed a privacy law (the “CCPA”), which gives consumers significant rights over the use of their personal information, including the right to object to the “sale” of their personal information. These rights may restrict our ability to use personal information in connection with our business operations. The CCPA also provides a private right of action for security breaches. Washington and Massachusetts have introduced significant privacy bills and Congress is debating federal privacy legislation, which if passed, may restrict our business operations and require us to incur additional costs for compliance.

Any new laws, regulations, other legal obligations or industry standards, or any changed interpretation of existing laws, regulations or other standards may require us to incur additional costs and restrict our business operations. For example, many jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. These mandatory disclosures regarding a security breach or the disclosure of an informant action could result in negative publicity to us, which may cause our customers to lose confidence in the effectiveness of our data security measures which could impact our operating results. In addition, we are required under the GDPR to respond to customers' SARs within a certain time period, which entails determining what personal data is being processed, the purpose of any such data processing, to whom such personal data has been disclosed and whether personal data is being disclosed for the purpose of making automated decisions relating to that customer. We may dedicate significant resources to responding to our customers' SARs, which could have a negative impact on our operating results. In addition, a failure to respond to SARs properly could result in fines, negative publicity and damage to our business.

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

We face business disruption and related risks resulting from the recent outbreak of the novel coronavirus 2019 (COVID-19), which could have a material adverse effect on our business and results of operations.

Our operations and business could be disrupted and materially adversely affected by the recent outbreak of COVID-19. The spread of COVID-19 from China to other countries has resulted in the World Health Organization declaring the outbreak of COVID-19 as a “pandemic,” or a worldwide spread of a new disease, on March 11, 2020.  Many countries around the world have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus. With respect to global financial markets, the continuing and significant decline in the Dow Industrial Average from the end of February through March 2020 has been largely attributed to the effects of COVID-19.  We are still assessing our business operations and system supports and the impact COVID-19 may have on our results and financial condition, including requirements that we arrange for employees to work remotely, but there can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally or in our sector in particular.

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

Our failure, or our payment processors failure to limit fraudulent transactions conducted on our websites, such as through the use of stolen credit card numbers, could also subject us to liability and adversely impact our reputation. Under credit card association rules, penalties may be imposed at the discretion of the association for inadequate fraud protection. Any such potential penalties would be imposed on our credit card processor by the association. Under our contracts with our payment processors, we are required to reimburse them for such penalties. However, we face the risk that we may fail to maintain an adequate level of fraud protection and that one or more credit card associations or other processors may, at any time, assess penalties against us or terminate our ability to accept credit card payments or other form of online payments from customers, which would have a material adverse effect on our business, financial condition and operating results.

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

Item 2. Properties.

The Company’s principal executive offices consist of approximately 3,100 square feet of office space located at 5001 Baum Boulevard, Suite 770, Pittsburgh, Pennsylvania 15213. Our telephone number is (412) 621-0902. The Pittsburgh office is rented for $4,953 per month and the lease ends April 30, 2022. We also maintain an office at 2403 Sidney St., Suite 210, Pittsburgh, PA for the Pair operations. The office consists of approximately 30,000 square feet of space and is rented for $27,314 per month and the lease ends on September 30, 2021. Pair utilizes a colocation data center facility in Denver, Colorado. The colocation provides Pair with redundant, 24/7 power circuits. This space is leased for $6,390 and the lease ends on May 3, 2020.

Item 3. Legal Proceedings.

The Company is involved in routine legal and administrative proceedings and claims of various types. We have no material pending legal or administrative proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any property is the subject, other than as described below.

On April 24, 2020 John Busshaus, the Company’s former Chief Financial Officer, filed a complaint against the Company with the American Arbitration Association (AAA) asserting claims arising from his employment relationship with Libsyn, including, inter alia, claims for wages, compensation and benefits, and claims prohibiting unlawful discharge and wrongful termination. Busshaus claims that he resigned for “Good Reason” as defined in Section 8(c) of his Employment Agreement pursuant to which he claims to be entitled to the “Effect of Termination” under the Employment Agreement in Section 9(c). The Company denies Busshaus’ claims in their entirety.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Market for Registrant’s Common Equity; Related Stockholder Matters and Issuer Purchases of Equity Securities.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

We have not issued any unregistered or restricted shares of common stock during the calendar years ended December 31, 2019 and 2018, that have not already been disclosed in our Quarterly Reports on Form 10-Q and/or Current Reports on Form 8-K.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this Form 10-K.

Company Overview

Libsyn

Libsyn was on the forefront of the podcast trend when it was founded in 2004, launching the first Podcast Service Provider (Host), offering storage, bandwidth, and RSS (Really Simple Syndication) creation tools. Today, Libsyn is a worldwide leader of podcast hosting, distribution, and monetization. Hosting over 69,000 podcast shows, Libsyn delivered 6.2 billion industry standard unique podcast downloads to audiences worldwide in 2019. The Libsyn brand has built a reputation for reliable service, world class podcast statistics and exceptional customer service. This has allowed Libsyn to grow into one of the market leaders in the industry.

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

Approximately 60% of the shows that Libsyn distributes reach audiences using the Apple Podcasts platform which includes iTunes on the computer and the Apple Podcasts App on iOS devices which includes iPhones, iPads, iPods, Apple Watch, and Apple TV. Libsyn also enables distribution to aggregators such as Google Podcasts, Spotify, Pandora, iHeartRadio, radio.com and Deezer. The OnPublish feature enables podcast episodes to be posted to social media sites such as Facebook, Twitter, YouTube, Linked-In and blogging platforms like WordPress, Tumblr and Blogger. Libsyn also provides a podcast player that can be embedded on websites or shared via social media.

Libsyn’s podcast platform architecture allows for expansion of distribution destinations and OnPublish capabilities. Using the Libsyn service, podcast producers can more broadly distribute and promote their shows to attract larger audiences.

The Libsyn business has also experienced upward trends in the areas of podcast creation, consumption, and audience growth. Podcast shows on the Libsyn platform increased to over 69,000 in 2019, from 57,000 in 2018, 44,000 in 2017 from 35,000 in 2016 and from 28,000 in 2015. This resulted in 5,844,017 active episodes in 2019 verus 4,906,636 in 2018 versus 3,968,275 in 2017 versus 3,193,997 in 2016 and 2,572,295 in 2015. The industry standard unique podcast downloads for 2019 reached 6.2 billion versus over 5.1 billion in 2018. Additionally, the Libsyn network now reaches 130 million audience members monthly as of December 2019 an increase from 111 million as of December 2018, 92 million in December 2017 and 62 million in December 2016.

In 2018, Libsyn generated 70% of its $12.6 million in revenue from Podcast hosting fees paid by Libsyn4 producers. Advertising revenue was 10% of overall revenues, and LibsynPro, which includes hosting, along with bandwidth charges and other professional level add-ons, made up 17% of revenues. App subscriptions made up 3% of total Libsyn revenues.

In 2019, Libsyn generated 76% of its $14.4 million in revenue from Podcast hosting fees paid by Libsyn4 producers. Advertising revenue was 4% of overall revenues, and LibsynPro, which includes hosting, along with bandwidth charges and other professional level add-ons, made up 17% of revenues. App subscriptions made up 3% of total Libsyn revenues.

Mobile Podcast Apps

To grow audience for a podcast, producers seek to distribute their shows everywhere and that can include directly as a stand alone app for a single show or a network of shows in the App stores. Each month, more than 2 billion people globally-download apps from the Apps stores versus the approximately 172 million who download podcasts. After the Apple Podcasts platform, the next largest and most readily used method is via Aggregator apps from the App stores where combined third party apps (not from Apple or Spotify) and stand-alone apps for shows traditionally represent around 16% of downloads. Libsyn provides the ability for producers to have their own customized apps and also be included in the Libsyn PodSource app, across most major App Stores. This includes Apple, Amazon, and Google Play App Stores.

Multiple apps destinations allow podcasts to be discovered by those new to podcasts but familiar with Apps and more importantly, enables a simple way to consume podcasts and share them with friends. Additionally, podcast apps open podcast consumption to users who are not Apple-centric and do not require listeners to subscribe or download podcasts. Once the App has been downloaded to a mobile device, the podcast episodes can be played directly from the App.

Advertising

The Libsyn Ad Sales team has ongoing relationships with agencies and advertisers and works directly with podcast producers on advertising and sponsorship opportunities. Producers’ shows can earn revenue share from advertising campaigns. Additionally, Campaign Management services, which include automated ad insertion tools, are integrated into the Libsyn platform. The Libsyn Ad Operations team and enterprise customers can use these tools to schedule and track ad impressions that are dynamically inserted into podcasts.

Podcast advertising is segmented in to “host read” advertisements and “programmatic” or “dynamically inserted” advertisements. Traditionally host read advertisements have carried a higher cost per million (CPM) than dynamically inserted advertisements.

Libsyn statistics show that over 50% of podcast downloads come from the back catalog of content, which is content that was published in months prior to the month they were downloaded. With dynamic ad insertion, ads can be included during the campaign, which then allow the entire show catalog to be available for future campaigns. Host-read ads may be permanently included in the episode, which may limit future advertising opportunities across a show’s entire back catalog of content. Both the host read and programmatic advertising segments of the podcasting market are rapidly changing.

We believe advertisers and agencies run new advertising campaigns and renew advertising campaigns with us based on the performance of the advertisement and the working experience with Libsyn’s Ad Operations team. We believe we are able to provide a valuable service to our producers by simplifying the coordination of advertising buys and campaign tracking. Management believes that the targeted audiences may continue to drive higher-value CPMs and sponsorship rates based on successful results.

Premium Podcast Content

Premium podcast content is a monetization strategy for producers to offer shows to their audience on a paid subscription basis. Through MyLibsyn, podcast producers get a custom App and a podcast website where listeners can access their show, login to purchase a subscription and get access to premium content. Subscriptions are offered on a one month, six month or annual basis and revenue is shared with the show’s producer. With over 50% of podcast downloads coming from the back catalog of content, the Premium offering enables shows to make their most recent episodes available for free in order to continue to build audiences but charge for their back catalog to generate revenue from the subscriptions.

The Premium offering is also available to LibsynPro customers to create private podcasts. Private Premium is ideal for large organizations and companies that want to distribute audio and video information internally through mobile apps. Access to Private Premium content is controlled and managed by an access list through the LibsynPro interface or by utilizing single sign-on (SSO) authentication. The organizations pay monthly for the private subscribers, so users are only required to download the App from one of the App stores and login. This provides an easy solution for organization to distribute information to employees, partners, and affiliates by utilizing smartphone apps.

Pair Networks, Inc. (“Pair”)

Pair Networks, founded in 1996, is one of the oldest and most experienced Internet hosting companies providing a full range of fast, powerful and reliable Web hosting services. Pair offers a suite of Internet services from shared hosting to virtual private servers to customized solutions with world-class 24x7 on-site customer support. Based in Pittsburgh, Pair serves businesses, bloggers, artists, musicians, educational institutions and non-profit organizations around the world.

Pair offers a variety of hosting plan levels, value add Internet services, security services and domain registration. Through the Pair Account Control Center (ACC), customers can manage their hosting accounts and domains from one place.

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

Pair Domains offers custom domains for Top Level Domains (TLDs) including dot-com, dot-org, and dot-net that vary in price from $4.00 to $70 per year based on the TLD. Customers can search for available domains and sign-up online at www.pairdomains.com using their credit card for a one to ten years domain purchase or domain transfer. All domain names registered by Pair include enhanced services such as custom and dynamic Domain Name System (DNS) which controls your domain name’s website and email, WHOIS privacy, email forwarding, and a drag and drop website builder.

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

The new standard became effective for us on January 1, 2020. We early adopted the proposed guidance under ASU 2017-04 for the year end December 31, 2019 on a prospective basis. The implementation of ASU 2017-04 did not have a material impact on our consolidated financial statements and related disclosures.

Leases

On January 1, 2019, the Company adopted Accounting Standards Codification ASC 842, Leases. ASC 842 was issued to increase transparency and comparability among entities by recognizing right-of-use assets and lease liabilities on the balance sheet and disclosing key information about lease arrangements.

We elected to transition to ASC 842 using the option to apply the standard on its effective date, January 1, 2019. The comparative periods presented reflect the former lease accounting guidance and the required comparative disclosures are included in Note 8 – Leases. There was not a material cumulative-effect adjustment to our beginning retained earnings as a result of adopting ASC 842. We have recognized additional operating lease assets and obligations of approximately $1.4 million and $800,000 as of January 1, 2019 and December 31, 2019, respectively. For additional disclosure and detail, see Note 8 – Leases.

Revenue

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill is evaluated for impairment annually in the fourth quarter of the Company’s fiscal year, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. The company recorded no impairment charge for goodwill, during the years ended December 31, 2019 and 2018.

Results of Operations

The Libsyn business has experienced upward trends in the areas of podcast creation, consumption, and audience growth. Podcast shows on the Libsyn platform increased to over 69,000 in 2019 from 57,000 in 2018 and from 44,000 in 2017. This resulted in 5,844,017 active episodes in 2019 versus 4,906,636 in 2018 versus 3,968,275 in 2017. Using the industry standards, Libsyn’s unique podcast downloads for 2019 reached 6.2 billion. Additionally, the Libsyn network reached approximately 130 million audience members monthly in December 2019, an increase from 111 million in December 2018 and 92 million in December 2017.

The Libsyn4 product offering is a podcast hosting and distribution service which includes storage, bandwidth, RSS creation, distribution, and statistics tracking. Podcast producers can choose from a variety of hosting plan levels based on the requirements for their podcast. Podcast producers’ sign-up online at www.libsyn.com, using their credit card to subscribe to a monthly plan. Libsyn’s standard plans range for $5 to $150 per month. LibsynPRO service is an enterprise solution for professional media producers and corporate customers that require media network features and dedicated support. LibsynPro revenue consists primarily of monthly hosting fees and bandwidth usage charges. Other professional level add-ons, such as set-up fees and custom features, represent a small portion of LibsynPro revenue.

Trends in the number of podcast shows on the Libsyn network and podcast consumption affect our revenue and financial results as they are directly related to cash flow and cost of revenue. Management believes that over the next 12 months growth in the podcasting industry and Libsyn’s market leadership will continue to fuel expansion of the Libsyn network and revenue. The company expects to see year-over-year cost of revenue continue to grow in 2020. With the level of bandwidth usage currently incurred, the company has Content Delivery Network (CDN) and storage solution contracts that leverage economies of scale over the next 12 months to continue to help manage cost of revenue.

In 2018, Libsyn generated 70% of its $12.6 million in revenue from Podcast hosting fees paid by Libsyn4 producers. Advertising revenue was 10% of overall revenues, and LibsynPro, which includes hosting, along with bandwidth charges and other professional level add-ons, made up 17% of revenues. App subscriptions made up 3% of total Libsyn revenues.

In 2019, Libsyn generated 76% of its $14.4 million in revenue from Podcast hosting fees paid by Libsyn4 producers. Advertising revenue was 4% of overall revenues, and LibsynPro, which includes hosting, along with bandwidth charges and other professional level add-ons, made up 17% of revenues. App subscriptions made up 3% of total Libsyn revenues.

Pair offers a variety of hosting plan levels, value add Internet services, security services and domain registration. Through the Pair Account Control Center (ACC), customers can manage their hosting accounts and domains from one place. Pair’s hosting subscriptions provided as a service as of December 2019 totaled over 25,000.

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

Pair Domains offers custom domains for Top Level Domains (TLDs) including dot-com, dot-org, and dot-net that vary in price from $4.00 to $70 per year based on the TLD. Customers can search for available domains and sign-up online at www.pairdomains.com using their credit card for a one to ten-year domain name purchase or domain transfer. Pair’s Domain name registrations totaled over 88,621 as of December 2019.

Fiscal year ended December 31, 2019 compared to fiscal year ended December 31, 2018

In 2019, the Company recorded revenues of $24,201,629, a 10% increase over revenues of $22,010,132 for the same period in 2018. This increase reflects an increase in Libsyn4 hosting revenue as well as LibsynPro, offset by a decrease in advertising revenue. This also reflects an increase in Pair’s hosting and domain offerings. Libsyn contributed $14,486,211 of revenue while Pair contributed $9,715,418.

Libsyn4 hosting revenue increased due to the growth in the number of podcasts on the network in 2019 when comparing to 2018. LibsynPro revenue increased as a result of additional LibsynPro networks using our platform in 2019 with increased bandwidth usage fees for delivery of podcasts contributing to the revenue gain. Advertising revenue decreased $674,929 during 2019 versus 2018. The decrease resulted from decrease in the dollars being spent on ad campaigns by advertisers. Premium subscription revenue remained relatively constant in 2019 versus 2018.

The Company recorded total costs and operating expenses of $20,520,756 during, 2019, a 14% increase as compared to total costs and operating expenses of $17,930,512 during the same period of 2018. Libsyn contributed $9,885,735 to total costs and operating expenses during 2019, and $7,114,849 during the same period in 2018. Pair contributed $10,635,021 to total costs and operating expenses during 2019 and $10,815,662 during the same period in 2018.

In 2019, cost of revenue totaled $3,491,545, a 5% increase as compared to $3,331,876 for the same period in 2018. Libsyn contributed $2,367,975 while Pair contributed $1,123,570 to the cost of revenue during 2019. Libsyn recorded an increase in bandwidth costs, credit card processing fees, and colocation fees, offset by a decrease in ad sharing that was paid to producers during 2019 versus 2018. Pair recorded an increase in domain name fees and internet fees, offset by a decrease in processing fees and colocation fees. Cost of revenue as a percentage of revenue for Libsyn decreased to 16% in 2019 from 20% during the same period in 2018. This is a reflection of the reduction in the bandwidth rate to deliver the podcasts, off-set by an increase in bandwidth usage during 2019 due to the growth in the number of podcasts and increased podcast consumption on the Libsyn Platform. Cost of revenue as a percentage of revenue for Pair increased to 12% in 2019 from 9% during the same period in 2018. This is due primarily to the increase in domain name purchase fees and internet connectivity fees.

General and administrative expenses totaled $8,487,462 in 2019 versus $6,065,661 during 2018, an increase of 40%. The increase was driven primarily due to an increase in legal and advisory fees and accrual of bonuses, offset by a decrease in employment health benefits. The increase includes $1,299,584 of legal and advisory fees incurred by the Company which was associated with the Camac proxy campaign and subsequent settlement reached following the end of the third quarter in 2019. Included in General and administrative expenses was $940,000 due to the accrual of bonuses for senior management. Since the 10-Q filing, ended September 30, 2019, the Company has taken the position that it does not believe that the bonus for John Busshaus should be accrued (See Item 3. Legal Proceedings) General and administrative expense for Pair during 2019 was $2,710,720 and $2,875,120 for the same period in 2018. General and administrative expense for Libsyn for the same periods was $5,776,742 and $3,190,541, respectively.

Technology expenses represented $1,971,338 in 2019 versus $1,842,020 in 2018, driven by an increase in wages. Selling expenses during 2019 were $981,940 versus $846,434 during the same period in 2018 driven by an increase in travel and entertainment expense. Customer support expenses in 2019 were $2,678,252 versus $2,830,789 during the same period in 2018 driven by the decrease of support staff and decrease in overtime pay.

Depreciation and amortization expenses consist of charges relating to the depreciation of the property and equipment used in our operations and the amortization of intangible assets. Depreciation and amortization expense for 2019 was $2,910,219 and $3,013,732 during the same period in 2018. During 2019, Libsyn contributed $81,724 and Pair contributed $2,828,495 to depreciation and amortization expense.

Interest expense for 2019 was $308,732 compared to $387,064 in 2018. Interest expense for 2019 was offset with interest income of $251,510, resulting in net cash expenditure of $57,222.

The Company’s net income was $2,833,841 for 2019. This represents a $1,539,504 decrease from $4,373,345for 2018. Earnings per share decreased $0.05 per share for 2019 when compared to 2018.

Inflation and seasonality:

The Company does not believe that inflation or seasonality will significantly affect its results of operation.

Liquidity and Capital Resources

2019 compared to 2018

Cash on hand was $16,621,272 at December 31, 2019, an increase of $5,541,331 over the $11,079,941 on hand at December 31, 2018. Cash provided by operations for 2019, was $7,574,857, as compared to cash provided by operations of $7,998,526 for 2018. This is a result of the recognition of expenses related to deferred tax assets and an increase in expenses during 2019.

During 2019, cash used in investing activities was $360,540 which was for the purchase of equipment and capitalization of software development costs. Cash used in investing activities was $378,687 during 2018.

In 2019, net cash used in financing activities was $1,672,986. During 2019, we made principal loan payments totaling $1,600,000, as well as $72,986 of payments on a capital lease. In 2018, net cash used in financing activities was $1,751,743.

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

Liberated Syndication Inc.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Liberated Syndication Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Liberated Syndication Inc. (“the Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2018.

Salt Lake City, UT
May 14, 2020

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
CURRENT ASSETS:
Cash	$16,621,272	$11,079,941
Accounts receivable, net	549,044 [1]	481,921[1]
Prepaid expenses	614,417	449,223
Total current assets	17,784,733	12,011,085

Property and equipment, net	1,536,930	2,229,294
Definite life - intangible assets, net	5,929,371	7,786,686
Prepaid expense	363,091	191,609
Operating lease right-of-use assets	751,731	-
Deferred Tax Asset	1,847,979	1,454,077
Goodwill	16,388,171	16,388,171
Total assets	$44,602,006	$40,060,922

CURRENT LIABILITIES:
Accounts payable	$760,163	$745,889
Income taxes payable	2,047,917	868,529
Accrued expenses	1,087,271	377,572
Deferred revenue	2,511,682	2,276,079
Current portion of finance lease obligation	831	72,986
Current portion of loans payable, net	2,643,824	2,638,599
Current portion of operating lease liabilities	408,828	-
Total current liabilities	9,460,516	6,979,654

LONG TERM LIABILITIES:
Loans payable, net	2,104,611	3,681,767
Finance lease obligation, net of current portion	-	831
Deferred revenue, net of current portion	601,234	371,938
Operating lease liabilities, net of current portion	342,903	-
Line of credit	2,000,000	2,000,000
Total long-term liabilities	5,048,748	6,054,536
Total liabilities	14,509,264	13,034,190

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock	29,272	29,722
Additional paid-in capital	35,243,171	35,010,552
Accumulated deficit	(5,179,701)	(8,013,542)
Total stockholders' equity	30,092,472	27,026,732
Total liabilities and stockholders' equity	$44,602,006	$40,060,922

Liberated Syndication Inc. and Subsidiaries Balance Sheet (Parenthetical)
Statement of Financial Position	December 31, 2019	December 31, 2018
Allowance for doubtful accounts	$14,000	$14,000
Common stock authorized	200,000,000	200,000,000
Common stock par value	$0.001	$0.001
Common stock outstanding	29,271,974	29,721,974

The accompanying notes are an integral part of these consolidated financial statements.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended
	December 31, 2019	December 31, 2018

Revenue	$24,201,629	$22,010,132

Costs and operating expenses

Cost of revenue (excluding depreciation and amortization)	3,491,545	3,331,876
General and administrative	8,487,462	6,065,661
Technology	1,971,338	1,842,020
Selling	981,940	846,434
Customer support	2,678,252	2,830,789
Depreciation and amortization	2,910,219	3,013,732
Total costs and operating expenses	20,520,756	17,930,512
Operating income	3,680,873	4,079,620

Other Income (Expense)
Interest expense	(308,732)	(387,064)
Interest income	251,510	84,992
Other income (expense)	-	10,249
Total other income (expense)	57,222	(291,823)
Income from operations before income taxes	3,263,651	3,787,797

Income tax benefit (expense)	(789,810)	585,548
Net Income	$2,833,841	$4,373,345

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.10	$0.15
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	29,398,960	29,740,207

The accompanying notes are an integral part of these consolidated financial statements.

LIBERATED SYNDICATION INC.
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	29,721,974	$29,722	$35,010,552	$(8,013,542)	$27,026,732
Recapture of prior period non-cash compensation charges in the current period	-	-	(830,500)	-	(830,500)
Non-cash compensation awards	-	-	1,062,669	-	1,062,669
Stock forfeiture	(450,000)	(450)	450	-	-
Net income	-	-	-	2,833,841	2,833,841
Balance at December 31, 2019	29,271,974	$29,272	$35,243,171	$(5,179,701)	$30,092,472

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	29,595,473	$29,596	$34,804,458	$(12,386,887)	$22,447,167
Issuance of Common Stock for services	200,000	200	317,800	-	318,000
Return of Common Stock for final settlement of Pair Acquisition	(18,499)	(19)	(29,260)	-	(29,280)
Repurchase of Common Stock	(55,000)	(55)	(82,445)	-	(82,500)
Net Income	-	-	-	4,373,345	4,373,345
Balance at December 31, 2018	29,721,974	$29,722	$35,010,552	$(8,013,542)	$27,026,732

The accompanying notes are an integral part of these consolidated financial statements.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2019	December 31, 2018

Cash Flows from Operating Activities
Net income	$2,833,841	$4,373,345
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,910,219	3,013,732
Issuance of common stock for services	-	318,000
Non-cash compensation expense, net of recapture	232,169	-
Deferred income taxes	(393,902)	(1,454,077)
Amortization of right-of-use asset	646,090	-
Discount on loan fees	28,068	33,366
Change in assets and liabilities:
Accounts receivable	(67,123)	112,838
Prepaid expenses	(336,675)	(447,332)
Accounts payable	14,274	305,324
Income taxes payable	1,179,389	868,529
Accrued expense	709,698	(391,913)
Operating lease liabilities	(646,090)	-
Deferred revenue	464,899	1,266,714
Net Cash Provided by Operating Activities	7,574,857	7,998,526

Cash Flows from Investing Activities:
Purchase of property and equipment and software development costs	(360,540)	(378,687)
Net Cash Used in Investing Activities	(360,540)	(378,687)

Cash Flows from Financing Activities:
Repurchase of common stock	-	(82,500)
Repayment on term loan	(1,600,000)	(1,600,000)
Repayment on capital lease	(72,986)	(69,243)
Net Cash Used in Financing Activities	(1,672,986)	(1,751,743)

Net Increase in Cash	5,541,331	5,868,096
Cash at Beginning of Period	11,079,941	5,211,845
Cash at End of Period	$16,621,272	$11,079,941

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$335,294	$350,761
Income taxes	$4,323	$-

Supplemental Disclosures of Cash Flow Investing and Financing Activities
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	$1,397,821	$-

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

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents. At December 31, 2019, the Company had $16,621,272 in cash which included $16,145,362 cash balances in excess of federally insured limits.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Concentration of Credit Risk - Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash, cash equivalents and account receivable. Management’s assessment of the Company’s credit risk for cash and cash equivalents is low as cash and cash equivalents are held in financial institutions believed to be credit worthy. No single customer represented over 10% of our total revenue for any period presented. As of December 31, 2019, two customers individually accounted for 13% and 5%, respectively, of our total accounts receivable. In 2018, the same two customers individually accounted for 18% and 12%, respectively.

Accounts Receivable – Accounts receivable consist of trade receivables arising in the normal course of business. At December 31, 2019 and 2018, the Company has an allowance for doubtful accounts of $14,000 and $14,000, respectively, which reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the years ended December 31, 2019 and 2018, the Company adjusted the allowance for bad debt by $0.

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

Goodwill – Goodwill is evaluated for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The Company performed the annual impairment test of goodwill as of December 31, 2019. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. The company recorded no impairment charge for goodwill during the years ended December 31, 2019 and 2018.

Advertising Costs – Advertising costs are expensed as incurred and amounted to $83,209 and $122,424 for the periods ending December 31, 2019 and 2018, respectively.

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

Leases – The Company accounts for leases in accordance with Accounting Standards Codification (“ASC”) Topic 842. Leases that meet one or more of the finance lease criteria of standard are recorded as a finance lease, all other leases are operating leases.

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

Recently Enacted Accounting Standards - On January 1, 2019, the Company adopted Accounting Standards Codification ASC 842, Leases (ASC 842). ASC 842 was issued to increase transparency and comparability among entities by recognizing right-of-use assets and lease liabilities on the balance sheet and disclosing key information about lease arrangements. We elected to transition to ASC 842 using the option to apply the standard on its effective date, January 1, 2019. The comparative periods presented reflect the former lease accounting guidance and the required comparative disclosures are included in Note 4 – Leases. There was not a material cumulative-effect adjustment to our beginning retained earnings as a result of adopting ASC 842.

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

Reclassifications to Prior Period Financial Statements and Adjustments

Certain reclassifications have been made in the Company’s financial statements of the prior year to conform to the current year presentation. $2,000,000 for the line of credit as of December 31, 2018 was reclassified from loans payable, net. These reclassifications have no impact on previously reported net income.

NOTE 2 - PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:

	Life	December 31, 2019	December 31, 2018

Furniture, fixtures, and equipment	3-10 yrs	$8,262,929	$8,155,322
Leasehold improvements	3 - 5 yrs	2,646,399	2,646,400
Software	3 yrs	514,981	262,046
		11,424,309	11,063,768
Less: Accumulated depreciation		$(9,887,379)	(8,834,474)
Property & equipment, net		$1,536,930	$2,229,294

Depreciation expense for the periods ended December 31, 2019 and 2018 was $1,052,905 and $1,156,418, respectively.

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

The Company followed the guidance in ASC 350-20-35-3 and performed the annual impairment test of goodwill. Using qualitative factors to determine whether it is necessary to perform the goodwill impairment test discussed in paragraphs ASC 350-20-35-4 through 35-13, management concluded that it is more likely than not that the fair value of the Liberated Syndication and Pair reporting units is more than its carrying amount. Therefore, no further testing is performed.

Goodwill consists of:

	December 31,	December 31,
	2019	2018
Pair	$4,903,920	$4,903,920
Libsyn	11,484,251	11,484,251
Total Goodwill	$16,388,171	$16,388,171

The following is a summary of goodwill for the Year Ended:

	December 31,	December 31,
	2019	2018

Goodwill at beginning of period	$16,388,171	$16,352,069
Acquisition of Pair	-	36,102
Impairment	-	-
Goodwill at end of period	$16,388,171	$16,388,171

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 3 – GOODWILL AND OTHER DEFINITE-LIFE INTANGIBLE ASSETS – continued

As of December 31, 2019, identifiable intangible assets consist of following:

	Preliminary Fair Value	Weighted Average Useful Life (in Years)	Accumulated Amortization	Net Carrying Amount
Customer Relationships	$3,947,000	7	$1,127,714	$2,819,286
Intellectual Property	3,709,000	7	1,059,714	2,649,285
Trade name	576,000	10	115,200	460,800
Non-compete	1,412,000	2	1,412,000	-
Total	$9,644,000		$3,714,628	$5,929,371

The estimated future amortization expenses related to other intangible assets as of December 31, 2018 are as follows:

For twelve months ending December 31,
2020	$1,151,314
2021	1,151,314
2022	1,151,314
2023	1,151,314
2024	1,151,315
Thereafter	172,800
Total	$5,929,371

NOTE 4 - LOANS

On December 27, 2017, the Company entered into a loan agreement (the “Loan Agreement”) among the Company, Libsyn, and Pair, together, and First Commonwealth Bank, a Pennsylvania bank and trust company (the “Bank”).

The Loan Agreement provides for: (i) a revolving credit facility pursuant to which the Company may borrow an aggregate principal amount not to exceed $2,000,000 (the “Revolving Credit Facility”); and (ii) a term loan in a principal amount equal to $8,000,000 (the “Term Loan” and, together with the Revolving Credit Facility, the “Facility”). A portion of the Revolving Credit Facility, up to $500,000, may be used for standby letters of credit for the account of the Company. As of December 31, 2019, $2,000,000 was drawn down on the revolving line with $0 available. The due date for the revolving line of credit is December 27, 2022.

The loan currently accrues interest at LIBOR plus 125 base points or prime plus 75 basis points at the election of the Company. As of December 31, 2019, the Company has elected LIBOR plus 125 basis points or 3.055%.

The Term Loan is repayable in quarterly installments of $400,000 commencing on March 31, 2018 and on the last day of each June, September, December and March thereafter, through and including September 30, 2022. Accrued interest is payable in arrears not less frequently than quarterly. The remaining unpaid principal balance of the Term Loan, together with accrued interest thereon, is due and payable in full on December 27, 2022. The Term Loan also calls for additional payment equal to the following: 1)100% of the proceeds from the sale of any common shares 2) 100% of the proceeds from the sale of assets not immediately replaced 3) excess liquidity in any given year up to $1,066,667 and no more than $3,200,000 over the life of the term loan. Excess liquidity is obtained when the audited financial statements reflect a cash balance greater than $4,600,000. Based upon the 2019 financial statements, the company demonstrates excess liquidity per the Term Loan agreement. As such, the company has included the expected $1,066,667 payment to the bank as a current liability. As of December 31, 2019, the balance on the term loan was $4,800,000.

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

On December 27, 2017, the Company drew $10,000,000 under the Facility to finance a portion of the cash consideration pursuant to the Share Purchase Agreement. Debt issuance costs of $113,000 for the Facility were recorded as a discount and will be amortized over the life of the Facility. As of December 31, 2019, the discount was $51,566.

Future Maturities of the loans at December 31, 2019 are as follows:

For the year ending December 31,
2020	$2,666,667
2021	1,600,000
2022	533,333
Thereafter	-
Total	$4,800,000

NOTE 5 - CAPITAL STOCK

Common Stock - The Company has authorized 200,000,000 shares of common stock, $0.001 par value. As of December 31, 2019, 29,271,974 shares were issued and outstanding.

In prior periods, the Company issued stock-based awards to employees that contained a vesting performance condition related to the occurrence of an uplisting of the Company’s common stock to the NASDAQ stock exchange. Such awards were initially expensed in the period issued as the Company deemed it probable the performance condition would be met. During the first quarter of 2019, approximately $830,500 of previously recognized expense related to these awards was recaptured in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”) as a credit to general and administrative expense as it became less than probable that such performance conditions would occur within the time specified in the stock award agreements. Per the October 4, 2019 settlement agreement with Camac Fund, LP, and its affiliates Camac Partners, LLC, Camac Capital, LLC, and Eric Shahinian, (collectively, “Camac”), 300,000 of these shares were to be returned to the Company. As of December 31, 2019, this has not yet been completed. The Company is taking the necessary steps to irrevocably cancel these equity awards previously granted to the Company’s Chief Executive Officer and Chief Financial Officer.

On February 28, 2020, the Board of Directors approved the termination of John Busshaus. The Company anticipates that the 1,212,500 shares of unvested shares held by Mr. Busshaus will be forfeited and cancelled.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 5 - CAPITAL STOCK – Continued

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

On December 27, 2019 (“Modification Date”), the Company modified certain stock awards previously issued which contained a market condition. The prior agreement required the Company to obtain an average closing price of $5.00 per share (adjusted for stock splits) for any 10 consecutive trading days, in which case certain employees would retain 25% of the stock. The modification requires the Company to obtain an average closing price of $5.50 per share (adjusted for stock splits for any 10 consecutive trading days, in which case the Employees will retain 100% of their stock. In accordance with ASC 718, the Company recorded the incremental fair value of the newly modified award over the fair value of the original award, as compensation expense totaling $385,582.

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

Information regarding vested stock awards for the year ended December 31, 2019 is summarized in the table below:
	Shares	Weighted Average Grant Date FairValue	Average Remaining Life
Issued and outstanding unvested shares subject to forfeiture at beginning of period	5,175,000	$1.00	0.70
Stock Awards Issued	-	$-	-
Awards no-longer subject to forfeiture	937,500	$0.66	N/A
Cancelled / Forfeited Awards	450,000	-	-
Issued and outstanding unvested shares subject to forfeiture at end of period	3,787,500	$1.66	0.70

Per the settlement agreement in the proxy contest with Camac, 300,000 of these shares will be returned to the Company.

On February 28, 2020, the Board of Directors approved the termination of John Busshaus. The Company anticipates that the 1,212,500 shares of unvested shares held by Mr. Busshaus will be forfeited and cancelled.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 6 – DEFERRED REVENUE

Deferred revenue consists of the following:

	December 31, 2019	December 31, 2018
Current:
Hosting services	$1,664,811	$1,601,335
Domains	688,717	104,172
Media subscription	158,154	111,514
	$2,511,682	$2,276,079
Noncurrent:
Hosting services	29,309	39,071
Domains	571,925	83,266
	$3,112,916	$2,648,017

Deferred revenue as of December 31, 2019 is expected to be recognized as revenue as follows:

	2020	2021	2022	2023	2024	Thereafter	Total

Domains	$688,717	$232,133	$162,659	$116,480	$49,782	$10,870	$1,260,641
Hosting	1,664,811	27,246	2,064	-	-	-	1,694,121
Media Subscription	158,154	-	-	-	-	-	158,154
	$2,511,682	$259,379	$164,723	$116,480	$49,782	$10,891	$3,112,916

Disaggregated revenue consists of following:

	Twelve months ended December 31
	2019	2018
Hosting services	$8,813,547	$8,896,966
Podcast hosting	13,511,188	10,915,771
Advertising	594,289	1,323,776
Domains	1,018,419	547,770
Other	264,186	325,849
	$24,201,629	$22,010,132

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Accounting for Income Taxes which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At December 31, 2019 and 2018, the total of all deferred tax assets was $1,847,979 and $1,454,077, respectively. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined. The change in the valuation allowance for the years ended December 31, 2019 and 2018 was $0 and $1,454,077, respectively.

The components of income tax expense (benefit) from continuing operations for the Years ended December 31, 2019 and 2018 consist of the following:

	For the Years Ended
	December 31,
Current tax expense:	2019	2018
Federal	$1,162,480	$868,529
State	25,555	-
Current tax expense	$1,183,712	868,529
Deferred tax (benefit) expense:
Depreciation and amortization	(611,146)	(164,862)
Tax Depreciation and Amortization	30,467	-
Bonus Accrual	(63,000)	-
Intangible Assets – Tax Amortization	229,071	-
Non-cash compensation	70,753	(1,261,155)
Deferred Revenue	(50,047)	(28,060)
Total deferred tax benefit	(393,902)	(1,454,077)
Total income tax (benefit) expense	$789,810	$(585,548)

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the company’s effective rate is as follows:

	For the Years Ended
	December 31,
	2019	2018
Computed tax at the expected statutory rate	$1,162,480	$868,529
State and local income taxes, net of federal	21,232	-
Valuation Allowance	(393,902)	(1,454,077)
Total income tax (benefit) expense	$789,810	$(585,548)

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 7 – INCOME TAXES – continued

The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset at December 31, 2019 and 2018:

	December 31,	December 31,
	2019	2018
Current deferred tax assets (liabilities):
Bonus accrual	$63,000	$-
Total current deferred tax assets	63,000	-

Long-term deferred tax assets (liabilities):
Intangible assets – tax amortization	(229,071)	-
Depreciation and amortization	745,541	164,862
Non-cash compensation	1,190,402	1,261,155
Deferred revenue	78,107	28,060
Total long-term deferred tax assets	$1,784,979	$1,454,077
Net term deferred tax assets	$1,847,979	$1,454,077

At December 31, 2019, the company has loss carryforwards of $0.

The Internal Revenue Service (the “IRS”) is performing its field audit of the Company’s federal income tax returns and is currently examining the years 2016 through 2018. Management believes that adequate provisions have been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

We file U.S. federal, and U.S. states returns, and we are generally no longer subject to tax examinations for years prior to 2015 for U.S. federal and U.S. states tax returns.

NOTE 8 – LEASES

We lease two office spaces, a Denver data center, and three Xerox machines. These leases are all classified as operating leases. There is one finance lease for Emerson batteries which is immaterial to our consolidated financial statements. Operating lease assets and obligations are reflected within Operating lease right-of-use assets, Current portion of operating lease liabilities, and Operating lease liabilities, respectively, on the Consolidated Balance Sheet. Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred.

We have options to renew lease terms for the office spaces and other assets. We evaluate renewal and termination options at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. The weighted average remaining lease term for our operating leases as of December 31, 2019 was 1.84 years. The discount rate implicit within our leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate for purposes of classifying the lease and measuring the right-of-use asset and lease liability. The incremental borrowing rate for our leases is determined based on lease term in a similar economic environment, adjusted for impacts of collateral. The weighted average discount rate used to measure our operating lease liabilities as of December 31, 2019 was 4.42%.

As of, December 31, 2019, cash paid for amounts in the measurement of lease liabilities was $557,190. Total operating lease costs during the same period were $558,849.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 8 – Leases – continued

Maturity of lease liabilities:

Twelve months ending December 31,	Operating Leases
2020	$433,426
2021	320,936
2022	29,816
Total lease payments	784,178
Less amount of lease payment representing interest	(32,448)
Total present value of lease payments	$751,730

As previously disclosed in our 2018 Form 10-K under the prior guidance of ASC 840, minimum payments under operating lease agreements as of December 31, 2018 were as follows:

Twelve months ending December 31,	Operating Leases
2019	$544,284
2020	493,164
2021	365,582
2022	19,812
Total lease payments	$ 1,422,822

NOTE 9 –EARNINGS PER SHARE

Basic income per share is computed by dividing net income attributable to Liberated Syndication Inc. by the weighted-average number of shares of common stock outstanding during the period. As of December 31, 2019, there were no common stock equivalents outstanding.

The following data shows the amounts used in computing earnings per share and the weighted average number of shares of common stock outstanding for the periods presented for the periods ended:

	December 31, 2019	December 31, 2018
Income from operations available to common stockholders (numerator)$	$2,833,841	4,373,345
Income available to common stockholders (numerator)	2,833,841	4,373,345
Weighted average number of common shares outstanding during the period used in earnings per share (denominator)	29,398,960	29,740,207

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

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 10 – COMMITMENTS AND CONTINGENCIES – continued
The Company has a 401(k) plan and profit-sharing plan for the benefit of the employees of the Company. Employees are eligible to participate in the plan the first of the month following their hire date and attaining the age of 21. Profit sharing contributions are made at the discretion of the Board of Directors and vest 100% after the second year of service. The Company made a $111,431 profit sharing contribution to the plan during 2019.

The Company entered into employment agreements with its executive officers and management that provide for bonus payments at the end of the agreement, and bonus upon termination without cause, or following a change of control by the Company or by the executive for good reason. As of December 31, 2019, the bonus accrual totals $940,000.

On September 30, 2019, the Securities and Exchange Commission (“SEC”) filed a complaint in the Southern District of New York regarding certain actions by Christopher Spencer and John Busshaus involving the Company’s previous parent company, FAB Universal Corp. (“FAB”). According to the SEC’s complaint, between 2012 and 2013, Mr. Spencer and Mr. Busshaus the former Chief Executive Officer and former Chief Financial Officer of FAB, respectively, negligently used a series of misrepresentations about the capabilities and growth prospects of a central component of FAB’s business in China, namely FAB’s multi-media kiosk business. Mr. Spencer and Mr. Busshaus have accepted the SEC’s offer of settlement without admitting or denying the allegations or findings contained in the complaint.

The SEC's complaint charged Spencer and Busshaus with violations of the antifraud provisions of Sections 17(a)(2) and (3) of the Securities Act of 1933. Without admitting or denying the allegations, Spencer and Busshaus have agreed to bifurcated settlements where they will be permanently enjoined from violating these provisions. The settlements, which received court approval, reserve the issues of disgorgement, prejudgment interest, and civil penalties for further determination by the court upon motion of the SEC.

On October 2, 2019, the Company formally accepted the resignation John Busshaus, the former Chief Financial Officer of the Company (“Busshaus”). The Company received a letter from Mr. Busshaus, providing notice of his intent to resign for “Good Reason” as defined in Section 8(c) of the Employment Agreement pursuant to which he claimed to be entitled to the “Effect of Termination” under the Employment Agreement in Section 9(c). The Company has taken the position that it does not believe that there was “Good Reason” for his resignation and therefore is not entitled to the “Effect of Termination” under the Employment Agreement in Section 9(c).

On April 24, 2020 Busshaus filed a complaint against the Company with the American Arbitration Association (AAA) asserting claims arising from his employment relationship with Libsyn, including, inter alia, claims for wages, compensation and benefits, and claims prohibiting unlawful discharge and wrongful termination. Busshaus claims that he resigned for “Good Reason” as defined in Section 8(c) of his Employment Agreement pursuant to which he claims to be entitled to the “Effect of Termination” under the Employment Agreement in Section 9(c). The Company denies Busshaus’ claims in their entirety.

NOTE 11 - SEGMENT REPORTING

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company's business segments.

The Company is engaged in providing hosting services. The Company's chief operating decision maker (“CODM”) has been identified as the CEO who reviews the financial information of separate operating segments when making decisions about allocating resources and assessing performance of the group. Based on management's assessment, the Company has determined that it has two operating segments as of December 31, 2019 which are podcast hosting services (Libsyn) and internet hosting services (Pair).

The following table presents summary information by segment for the twelve months ended December 31, 2019 and 2018, respectively:

	2019			2018
(in thousands)	Libsyn	Pair	Total	Libsyn	Pair	Total

Revenue	$14,486	$9,716	$24,202	$12,630	$9,380	$22,010
Cost of revenue	2,368	1,123	3,491	2,516	816	3,332

Total assets	$27,637	$17,667	$45,304	$20,329	$17,732	$40,061
Depreciation and amortization	$82	$2,828	$2,910	$46	$2,968	$3,014

NOTE 12 - SUBSEQUENT EVENTS

On February 18, 2020 the Company modified and extended the Stock Agreements dated December 28, 2017 (Original Agreement) for four key employees. The Company modified and extended certain milestones which include the up-listing of the common stock to the Nasdaq or NYSE and increasing the average closing price per share for any 10 consecutive trading days to $5.50 per share. A total of 500,000 restricted shares of common stock are eligible for vesting based on the amended agreement.

On February 18, 2020, the Company amended stock agreements entered into with two Board members, each with respect to 200,000 shares of common stock. The Company modified the stock agreements for the stock to vest immediately in the event of certain changes in control of the Company. A total of 400,000 restricted shares of common stock were covered by the amended agreement.

On February 18, 2020, the Company awarded 25,000 shares of restricted common stock to three members of the Board of Directors, which shares shall vest in four equal quarterly tranches at the end of each quarter of 2020 and all such shares shall vest immediately in the event of certain changes in control of the Company.

On February 28, 2020, the Board of Directors approved the termination of John Busshaus. As of December 31, 2019, the Company has reversed the $560,000 bonus which was accruing during 2019.

On April 24, 2020 Busshaus filed a complaint against the Company with the American Arbitration Association (AAA) asserting claims arising from his employment relationship with Libsyn, including, inter alia, claims for wages, compensation and benefits, and claims prohibiting unlawful discharge and wrongful termination. Busshaus claims that he resigned for “Good Reason” as defined in Section 8(c) of his Employment Agreement pursuant to which he claims to be entitled to the “Effect of Termination” under the Employment Agreement in Section 9(c). The Company denies Busshaus’ claims in their entirety.

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

Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of December 31, 2019, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including the CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and concluded that our disclosure controls and procedures were not effective as of December 31, 2019 at the above-described reasonable assurance level due to limited accounting and reporting personnel and a lack of segregation of duties due to limited financial resources and the size of our company. On an on-going basis we will evaluate the adequacy of our controls and procedures.

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

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013 framework). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2019, was not effective. On an on-going basis we will evaluate the adequacy of our controls and procedures.

Item 9B. Other Information

None; not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth:

●
the names of our current directors and executive officers,
●
their ages as of May 14, 2020, which is the date for filing of this 10-K; and
●
the capacities in which they currently serve The Company:

Name	Age	Position(s)	Served in Position Since
Christopher J. Spencer	51	Chief Executive Officer	2015
Gabriel Mosey	35	Interim Chief Financial Officer	2019
Denis Yevstifeyev	38	Director	2015
Douglas Polinsky	59	Director	2015
Eric Shahinian	31	Director	2019
Bradley Tirpak	50	Director	2019
Brian Kibby	53	Director	2019

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

Gabriel Mosey has served as Interim Chief Financial Officer of the Company since October 2, 2019. Mr. Mosey previously served as the Company’s Controller since joining the company on May 21, 2018. Mr. Mosey was previously an auditor at PPG Industries, Inc. and Ernst & Young. Mr. Mosey earned his Bachelor of Accounting degree from Utah Valley University and a Master of Accounting degree from Duquesne University.

Brian Kibby has served as a Director of the Company since November 19, 2019. Mr. Kibby currently serves as CEO of N2Ventures, a provider of value-added advisory services that help private equity and venture capital portfolio companies accelerate and operationalize success at scale, and Senior Partner of N2Growth, a global leader in human and organizational performance. He previously served as CEO at Knewton, a global EdTech leader, and MV Transportation, the largest privately held transportation and logistics company in the United States. Mr. Kibby has more than 20 years of experience in Edtech, including as President of Higher Education at McGraw Hill and Senior Vice President of Pearson Education. Mr. Kibby holds a bachelor's degree in finance from Western Illinois University and is a U.S Army Veteran.
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

Eric Shahinian has served as a Director of the Company since October 4, 2019. Mr. Shahinian is the managing member of Camac Partners LLC, which he founded in 2011. Prior to founding Camac, he was an analyst at Kingstown Capital Management L.P., an investment firm, from 2009 to 2011. Mr. Shahinian was a director of Khan Resources, Inc. from 2015 to 2017, during which time the company reached a settlement with the government of Mongolia in regards to an arbitration award entered in the company’s favor and paid out a large return of capital. Mr. Shahinian has a B.S. from Babson College.

Bradley Tirpak has served as a Director of the Company since October 4, 2019. Mr. Tirpak has been a managing director at Palm Active Partners LLC since 2016. From 2009 to 2016, Mr. Tirpak was founder and Chief Executive Officer of Locke Partners and managed various investment partnerships that focused on engaging public companies to improve corporate governance and improve stockholder returns. Mr. Tirpak is the Chairman of the Board of Full House Resorts, Inc., a casino developer and operator, and has been a director since December 2014, Mr. Tirpak is the Chairman of the Board of TSR Inc, a provider of contract computer programming services, and has been a director since October 2019. Mr. Tirpak has been a director of Barnwell Industries, Inc., since April 2020. Mr. Tirpak was a director of Flowgroup plc, an independent energy supplier in the UK, from July 2017 until October 2018, and was a director of Birner Dental Management Services, Inc., a manager of dental practices in Colorado, Arizona and New Mexico, from December 2017 to January 2019. From April 2015 to February 2017, he was a director of Applied Minerals, Inc., a leading producer of halloysite clay and advanced natural iron oxide solutions, and from January 2010 to February 2012, he was a director of USA Technologies, Inc., a payments company focused on the vending industry. Mr. Tirpak is a trustee of the HALO Trust USA, the world’s largest humanitarian mine clearance organization which clears the debris of war in over 20 countries. Mr. Tirpak received a B.S.M.E. from Tufts University and an M.B.A from Georgetown University.

Denis Yevstifeyev has served as a Director of the Company since its inception on September 29, 2015. Mr Yevstifeyev has been serving as Chief Financial Officer for The Art Institutes, a system of private, non-profit schools throughout the United States, from January 2019. From December 2017 to December 2018, Mr. Yevstifeyev served as Vice President of Financial Planning & Analysis and Procurement for Dream Center Education Holdings. From 2009 to 2012, and from 2015 to 2017, Mr. Yevstifeyev served in various roles with the latest as the Director of Financial Planning & Analysis for Education Management Corporation. From 2012 to 2015, Mr. Yevstifeyev owned and operated his commercial printing company. From 2007 to 2008, Mr. Yevstifeyev served as Sr. Financial Reporting Analyst for American Eagle Outfitters, Inc., in Pittsburgh.  His duties included: preparing and analyzing various internal and external financial reports; researching new accounting pronouncements and evaluating any impact on the financial statements. He also reviewed accounting workpapers and prepared the company’s SEC filings for forms 8-K, 10-Q and 10-K. From 2005 to 2007, Mr. Yevstifeyev worked for Schneider Downs, Inc., where he worked on Sarbanes-Oxley compliance engagements. In 2005, Mr. Yevstifeyev graduated with a Bachelor of Science degree in Business from Washington and Jefferson College.  He also graduated with honors from the Moscow Bank College of the Central Bank of Russia in Moscow with a degree in Finance in 2000.

There are no non-officer employees who are expected to make a significant contribution to the business.

Additional Board Information

On October 8, 2019, the U.S. District Court for the Southern District of New York entered a final judgment approving the terms of a settlement filed with the court in connection with the actions taken by the SEC relating to Christopher Spencer’s activities with the Company’s previous parent company, FAB Universal Corp., and enjoining future violations of the federal securities laws. Mr. Spencer accepted the SEC’s offer of settlement without admitting or denying the allegations or findings contained in the complaint and there is no restriction on Mr. Spencer’s ability to serve as an officer or director on the Board.

Family Relationships.

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings.

Other than described above, during the past ten years, none of our present or former directors, executive officers or persons nominated to become directors or executive officers:

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORT COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to us with respect to fiscal 2019 and on representations that no other reports were required, we believe that during the 2019 fiscal year all applicable Section 16(a) filing requirements were met.

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

Liberated Syndication Inc
Attn: CFO
5001 Baum Blvd., Suite 770
Pittsburgh, PA 15213

Board of Directors Independence

The Board of Directors has determined that each of Eric Shahinian, Bradley Tirpak, Brian Kibby, Denis Yevstifeyev and Douglas Polinsky has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us) and satisfies the independence requirements required by the SEC. The non-management independent directors meet in executive session, without management, at least annually.

Committees of the Board of Directors

The Board of Directors has adopted written charters for two standing committees: The Nominating Committee and the Audit Committee. The Board has determined that all members of the Nominating and Audit Committees are independent and satisfy the relevant SEC independence requirements for members of such committees.

Nominating Committee.    The Nominating Committee currently consists of Mr. Polinsky as chair, Mr. Yevstifeyev, and Mr. Shahinian. This committee provides assistance to the Board in identifies individuals qualified to become members of the Board of Directors consistent with Board criteria. The committee also oversees the evaluation of the Board of Directors and management.  There have not been any material changes to the procedures by which stockholders recommend nominees to the Board of Directors.

Audit Committee.    The Audit Committee currently consists of Mr. Yevstifeyev, as chair, Mr. Polinsky and Mr. Tirpak. Mr. Yevstifeyev, the Board of Directors has determined, is an “audit committee financial expert” as defined under SEC rules. This committee oversees the integrity of our financial statements, disclosure controls and procedures, the systems of internal accounting and financial controls, compliance with legal and regulatory requirements, the qualifications and independence of the independent auditors and the performance of our internal audit function and independent auditors, and the quarterly reviews and annual independent audit of our financial statements. Sadler, Gibb & Associates LLC, our independent auditors, reports directly to the Audit Committee.

We will provide a free printed copy of any of the charters of any Board committee to any stockholder on request.

Compensation Committee.    The Compensation Committee currently consists of Mr. Shahinian as chair, Mr. Kibby, and Mr. Polinsky. The Compensation Committee evaluates all executive compensation arrangements and makes all executive compensation determinations. This committee provides assistance to the Board of Directors in overseeing our compensation policies and practices. It reviews and approves the compensation levels and policies for the Board of Directors; reviews and approves corporate goals and objectives with respect to executive compensation and, based upon these evaluations, determines and approves the CEO’s compensation; makes recommendations to the Board of Directors with respect to non-CEO executive officer compensation. The Compensation Committee also has the responsibility to provide the report to stockholders on executive officer compensation, which appears below.

Strategic Review Committee. The Strategic Review Committee currently consists of Mr. Shahinian as Chair, and Mr. Kibby. This committee is to conduct a strategic review of the business of the Company and make recommendations to the Board with respect to the strategic direction of the Company, its businesses and its opportunities (including with respect to potential strategic transactions involving the Company), in order to enhance shareholder value.

Item 11. Executive Compensation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the compensation committee (i) was an officer or employee of the Company or a subsidiary of the Company during 2019, (ii) was formerly an officer of the Company or a subsidiary of the Company, or (iii) had any relationship required to be disclosed pursuant to Item 404 of Regulation S-K.

During fiscal 2019, none of the Company’s executive officers served as (i) a member of a compensation committee of another company, one of whose executive officers served on the Company’s compensation committee; (ii) a director of another company, one of whose executive officers served on the Company’s compensation committee; or (iii) a member of a compensation committee of another company, one of whose executive officers served as one of the Company’s directors.

COMPENSATION DISCUSSION AND ANALYSIS

Overview and General Philosophy

At Liberated Syndication, our focus is to create value through expanding the products and services that can utilize the services we offer. We are also focused on growing our business through new product offerings and services for our clients. The intent of our executive compensation program is to support the goal of value creation by:

● rewarding executives for obtaining performance milestones;
● aligning the interests of executives with the interests of stockholders; and
● attracting and retaining highly motivated and talented executives.

Our compensation elements simultaneously fulfill one or more of these three objectives. The elements include:

● base salary;
● discretionary bonuses (in the form of cash and restricted stock);
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
●
We award long-term equity incentive opportunities using restricted stock, so that appreciating stock value is a significant potential factor in executive compensation.

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
●
strategic initiatives such as new product launches, acquisitions, and implementation of process improvements;
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

Role of Compensation Committee.    The Compensation Committee evaluates all executive compensation arrangements, and makes all executive compensation determinations. The Compensation Committee oversees the design, development and implementation of our compensation program. The Committee evaluates the performance of the CEO and determines CEO compensation consistent with the objectives of the compensation program. The Committee also approves all incentive compensation plans and approves or revises recommendations made by the CEO for compensation decisions affecting other executives. The Committee also approves all bonuses, awards and grants under all incentive plans.

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

In 2019, our named executives’ salaries ranged from $350,000 to $400,000. There was no increase in base salary for named executives during 2019.

2019 Annual Bonus.    Currently, there is not an established annual incentive bonus plan.

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

In fiscal year 2019, no discretionary bonuses were awarded to the executive officers.

Long-Term Incentive Compensation.   In 2019, we did not have any such compensation plan.

In fiscal 2020, we anticipate to implement a long-term incentive plan that may utilize stock options or restricted stock. For senior management, including named executives, the primary emphasis will be on stock awards. The intent of the plan is focus senior management focus on return on invested capital, free cash flow generation, and total shareholders return, directly aligning the interests of executives with the interests of stockholders.

All stock granted to the named executives by the Company must have Compensation Committee approval. The exercise price for all stock-based awards coincides with the date the Committee approves the award grant. It is against Company policy to back-date stock-based awards or to time stock-based awards for any reason.

Award Adjustment or Recovery.    We do not have a policy to recover or otherwise adjust payments made or awards earned as a result of changes in subsequent periods relating to performance measures upon which such payments or awards are based, sometimes referred to as a “clawback” policy. We have not required any named executive to return any award or repay any payment received in any fiscal year. We may implement a clawback policy in the future.

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

Perquisites.    Eligible employees, including named executives, participate in various other employee benefit plans, including medical and dental care plans; flexible spending accounts for health care; life, accidental death and dismemberment and disability insurance; and vacation plans. The primary purpose of providing these plans and perquisites to senior executives is to attract and retain talented executives to manage the Company.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth in this Annual Report with our management. Based on such review and discussions, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee
Eric Shahinian, Chairman
Brian Kibby
Douglas Polinsky

EXECUTIVE COMPENSATION

Summary Compensation Table

The following sets forth the compensation of Liberated Syndication’s Chief Executive Officer during fiscal 2018, and the other persons who served as executive officers during fiscal 2019. Unless otherwise noted, the amounts shown represent what was earned in fiscal 2019.

SUMMARY COMPENSATION TABLE – FISCAL 2019

Name and principal position	Salary ($)	Bonus ($)	Stock awards ($)	Non-equity incentive plan compensation ($)	All other compensation ($)	Total ($)
Christopher Spencer – Chief Executive Officer
2019	400,000	60,000	-	-	-	400,000
2018	400,000	-	-	-	-	460,000
John Busshaus – Chief Financial Officer1
2019	262,500	700,000	-	-	-	262,000
2018	350,000	45,000	-	-	-	395,000

The bonuses to Chris Spencer represent discretionary awards during the respective year by the compensation committee and the Board of Directors .

1Mr. Busshaus ceased being our Chief Financial Officer on October 2, 2019. On February 28, 2020, the Board of Directors approved the termination of John Busshaus.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding equity awards for the named executives as of December 31, 2019.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2019

	Option awards				Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Optionexerciseprice ($)Optionexpirationdate	Number of sharesor units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Chris Spencer	-	-	-	-	1,475,000	4,867,500	-	-
John L. Busshaus	-	-	-	-	1,212,000	4,001,250	-	-

On February 28, 2020, the Board of Directors approved the termination of John Busshaus. The company anticipates that the 1,212,500 shares of unvested shares held by Mr. Busshaus will be forfeited and cancelled.

Grants of Plan-Based Awards for 2019

There were no plan-based equity awards made to our executive officers during fiscal 2019.

Option Exercises and Stock Vested

The following table sets forth information concerning fiscal 2019 option exercises and restricted stock that vested during fiscal 2019 for the named executives.

OPTION EXERCISES AND STOCK VESTED DURING FISCAL 2019

	Option awards		Stock awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquiredon vesting (#)	Value realized on vesting ($)
Christopher Spencer	-	-	375,000	180,000
John L. Busshaus	-	-	312,500	150,000

Pension Benefits

Liberated Syndication does not have any plans that provide for payments or other benefits at, following, or in connection with retirement.

Nonqualified Deferred Compensation

Liberated Syndication does not have a Deferred Compensation Plan for its executive officers.

Other Potential Post-Employment Payments

As of December 31, 2019, one executive with an employment contract that requires severance pay of an amount equal to the Salary which would have been payable over the remaining term of their Agreement or, if such remaining term is less than twelve (12) months, then for a period of twelve (12) months immediately following the termination. As of December 31, 2019, there are no current severance payments payable.

Summary Information about Equity Compensation Plans

As of December 31, 2019, Liberated Syndication does not have any Stock Option Compensation Plans.

Stockholder Approval of Equity Compensation Plans.    The following table presents information as of December 31, 2019, about Liberated Syndication’s common stock that may be issued upon the exercise of options granted to employees, consultants or members of the Board of Directors under all of our existing equity compensation plans and individual arrangements. As described above, Liberated Syndication does not have any stock option plans under which options have been granted.

Plan Category	Maximum sharesto be issued uponexercise of options	Weighted-averageexercise price ofoutstanding options	Shares remaining available for future issuance under existing equity compensation plans (excluding shares reflected in first column)
Plans approved by stockholders	3,000,000	$-	3,000,000
Plans not approved by stockholders	-	-	-

Total	3,000,000	$-	3,000,000

DIRECTOR COMPENSATION

In 2020, the Board of Directors will consider stock options or other appropriate equity incentive grants to the outside directors. Liberated Syndication reimburses directors for out-of-pocket expenses they incur when attending meetings of the Board. Salaried executives who serve as directors are not paid for their services as directors and accordingly, Christopher Spencer is not included in the director compensation table below.

The following table sets forth the compensation Liberated Syndication paid its non-employee directors in 2019. Unless otherwise noted, the amounts shown represent what was earned in fiscal 2019.

DIRECTOR COMPENSATION TABLE – FISCAL 2019

Name	Fees earnedor paidin cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Brian Kibby	4,500						4,500
Doug Polinsky	36,000	-	-	-	-	-	36,000
Eric Shahinian	9,000						9,000
J. Gregory Smith	27,000	-	-	-	-	-	27,000
Bradley Tirpak	9,000						9,000
Denis Yevstifeyev	36,000	-	-	-	-	-	36,000

All outside directors will receive a base annual cash compensation of $36,000, which will be paid quarterly.

Item 12. Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of May 14, 2020 regarding the beneficial ownership of our common stock, for:

●
each person (or group of affiliated persons) who, insofar as we have been able to ascertain, beneficially owned more than 5% of the outstanding shares of our common stock:
●
each director;
●
each named executive; and
●
all directors and executive officers as a group.

We relied on information received from each stockholder as to beneficial ownership, including information contained on Schedules 13D and 13G and Forms 3, 4 and 5.  As of May 14, 2020 there were 29,346,974 shares of common stock outstanding.

Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Owner %
5% Stockholders:
Zhang Hongcheng	2,332,200	7.9%
John Busshaus(2)	2,207,524	7.5%
Directors:
Brian Kibby	25,000	0%
Douglas Polinsky	504,241	1.7%
Eric Shahinian	2,078,124	7.0%
Brad Tirpak	125,000	0.4%
Denis Yevstifeyev	500,000	1.7%
Executive Officers:
Christopher Spencer, Chief Executive Officer	2,834,392	9.6%
All directors and executive officers as a group (6 persons)	6,066,757	20.7%
* Less than 1%
(1) The address of each director and officer is c/o Liberated Syndication, 5001 Baum Blvd. Suite 770, Pittsburgh, Pennsylvania 15213.
(2) On February 28, 2020, the Board of Directors approved the termination of John Busshaus. The company anticipates that the 1,212,500 shares of unvested shares held by Mr. Busshaus will be forfeited and cancelled.

Changes in Control

There are no known arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons.

During the fiscal years ended December 31, 2019 and 2018, there were no transactions, and there are no currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

Director independence.

The Board of Directors has determined that each of Brian Kibby, Eric Shahinian, Douglas Polinksy, Bradley Tirpak and Denis Yevstifeyev has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us) and satisfies the independence requirements. The non-management independent directors meet in executive session, without management, at least quarterly. Mr. Kibby, an independent non-management director, chairs all executive session meetings of directors.

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed to Liberated Syndication by its principal auditor during the calendar years ended December 31, 2019 and 2018:

Fee category	2019	2018
Audit Fees (1)	$108,898	$82,000
Audit – related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$108,898	$82,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements.

Consolidated Balance Sheets of Liberated Syndication Inc. and subsidiaries as of December 31, 2019 and 2018
Consolidated Statements of Operations of Liberated Syndication Inc. and subsidiaries for the years ended December 31, 2019 and 2018
Consolidated Statements of Stockholders' Equity of Liberated Syndication Inc. and subsidiaries for the years ended December 31, 2019 and 2018
Consolidated Statements of Cash Flows of Liberated Syndication Inc. and subsidiaries for the years ended December 31, 2019 and 2018
Notes to Consolidated Financial Statements

(b) Exhibits. (1)

Exhibit Number	Description
3.1	Articles of Incorporation (3)
3.2	Bylaws (3)
4.1	Description of Securities
10.1	Tax Matters Agreement (3)
10.2	Stock Agreement of Christopher J. Spencer dated April 13, 2017(4)*
10.3	Stock Agreement of John Busshaus dated April 13, 2017(4)*
10.4	Stock Agreement of Douglas Polinsky dated April 13, 2017(4)*
10.5	Stock Agreement of Denis Yevstifeyev dated April 13, 2017(4)*
10.6	Stock Agreement of John G. Smith dated April 13, 2017(4)*
10.7	Stock Agreement of Christopher J. Spencer dated December 15, 2017(5)*
10.8	Stock Agreement of John Busshaus dated December 15, 2017(5)*
10.9	Stock Agreement of Douglas Polinsky dated December 15, 2017(5)*
10.10	Stock Agreement of Denis Yevstifeyev dated December 15, 2017(5)*
10.11	Stock Agreement of John G. Smith dated December 15, 2017(5)*
10.12	Loan Agreement among Liberated Syndication, Webmayhem, Inc., Pair Networks, Inc. and First Commonwealth Bank dated December 27, 2017 (2)
10.13	2018 Omnibus Equity Incentive Plan(6)
10.14	Settlement Agreement between and among the Company, Camac Fund, L.P., Eric Shahinian dated as of October 4, 2019(7)
21	Subsidiaries of Registrant
23.1	Consent of Sadler, Gibbs & Associates, LLC
31.1	302 Certification of Christopher J. Spencer
31.2	302 Certification of Gabriel J. Mosey
32.1	906 Certification of of Christopher J. Spencer
32.2	906 Certification of Gabriel J. Mosey
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase
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
(4)
Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2017.
(5)
Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2017.
(6)
Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 (File No. 333-225963) filed with the Securities and Exchange Commission on June 28, 2018.
(7)
Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2019.

(c) Financial Statement Schedules.

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

  LIBERATED SYNDICATION INC.

Date:	5/14/2020	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	5/14/2020	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	5/14/2020	/s/ Gabriel J. Mosey
Gabriel J. Mosey
Interim Chief Financial Officer

Date:	5/14/2020	/s/ Denis Yevstifeyev
Denis Yevstifeyev
Director

Date:	5/14/2020	/s/ Douglas Polinsky
Douglas Polinsky
Director

Date:	5/14/2020	/s/ Eric Shahinian
Eric Shahinian
Director

Date:	5/14/2020	/s/ Bradley Tirpak
Bradley Tirpak
Director

Date:	5/14/2020	/s/ Brian Kibby
Brian Kibby
Director