Form 10-K/A
period 2018-12-31
Liberated Syndication Inc.
filed 2020-05-27
CIK 1667489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A
(Amendment No. 3)

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

Explanatory Note

This Annual Report on Form 10-K/A (Amendment No. 3) amends the Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) by Liberated Syndication Corp. (the “Company”) on March 14, 2019 and as amended by Amendment No. 1 thereto filed with the SEC on April 19, 2019 and Amendment No. 2 thereto filed with the SEC on May 5, 2020 (as so amended, the “Original 10-K”) to modify the determinations by our certifying officers as to the effectiveness of our disclosure controls and procedures and internal controls over financial reporting as of the end of the reporting period covered by the Original 10-K and to include additional signatures inadvertently omitted from the Original 10-K. For the convenience of the reader, this Form 10-K/A sets forth the Original Filing, in its entirety, as amended as indicated above, all other information in the Original 10-K remains unchanged.

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

As previously reported we have concluded that our previously issued financial statements as of December 31, 2018, should no longer be relied upon. The determination that the applicable financial statements should no longer be relied upon and that certain financial statements would be restated was made following the identification of errors. As a result of these errors, we have become subject to a number of additional risks and uncertainties, including unanticipated costs for accounting and legal fees in connection with or related to the restatement, litigation and government investigations. Any such proceeding could result in substantial defense costs regardless of the outcome of the litigation or investigation. If we do not prevail in any such litigation, we could be required to pay substantial damages or settlement costs.

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
FOR THE YEARS ENDED DECEMBER 31, 2018 (AS RESTATED) AND 2017

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

The following table presents summary information by segment for the twelve months ended December 31, 2018 and 2017, respectively:

		2018 (As Restated)			2017
(in thousands)	Libsyn	Pair	Total	Libsyn	Pair	Total
Revenue	$12,630	$9,380	$22,010	$10,536	$48	$10,584
Cost of revenue	2,516	816	3,332	2,379	-	2,379

Total assets	$22,328	$17,732	$40,060	$16,965	$18,104	$35,069
Depreciation and amortization	$46	$2,968	$3,014	$22	$-	$22

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

Specifically, the amounts reported in the Consolidated Balance Sheet as of December 31, 2018 for total assets, current liabilities, and consequently total liabilities and total stockholders’ equity, were determined to be materially different. Additionally, the Income Tax benefit for 2018 in the Consolidated Statement of Operations for the year ended December 31, 2018 was changed. As a result, the net income and the basic and diluted income per common share were determined to be materially different. The Statement of Stockholders’ Equity for the year ended December 31, 2018 and with its Net Income and Accumulated Deficit are consequently affected. The Consolidated Statement of Cash Flows for the year ended December 31, 2018 changed the Deferred Tax Asset and Income Tax Payable for 2018.

During the 2019 audit process, it was discovered through an ongoing IRS examination it was discovered that the Company owed Federal tax for 2018.

The IRS examination uncovered an error in calculating the Net Operating Loss Carryforward (NOL) resulting from the spin-off of Libsyn in 2016. At December 31, 2017, the Company had recorded an NOL of approximately $14 million. The NOL was part of deferred tax asset which was valued at $0 on the balance sheet, due to it having a full valuation allowance. Consequently, the Company was not recognizing tax expenses or the associated tax payable during 2018. However, as the IRS examination continued, it has become clear that the $14 million NOL was overestimated by approximately $12.5 million, and by December 31, 2018, that the NOL has been completely utilized. The result is that the Company ought to have begun recording tax expenses in 2018.

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

Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2018 at the above-described reasonable assurance level due to the identification of errors which led to certain of our financial statements being restated. On an on-going basis we will evaluate the adequacy of our controls and procedures
.
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

Management’s Report on Internal Control over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013 framework). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2018, was not effective. On an on-going basis we will evaluate the adequacy of our controls and procedures.

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
Consolidated Statements of Cash Flows of Liberated Syndication Inc. and subsidiaries for the years ended December 31, 2018 and 2017
Notes to Consolidated Financial Statements

(b) Exhibits. (1)

Exhibit Number	Description
3.1	Articles of Incorporation (3)
3.2	Bylaws (3)
10.1	Tax Matters Agreement (3)
10.2	Stock Agreement of Christopher J. Spencer dated April 13, 2017(4)*
10.3	Stock Agreement of John Busshaus dated April 13, 2017(4)*
10.4	Stock Agreement of Douglas Polinsky dated April 13, 2017(4)*
10.5	Stock Agreement of Denis Yevstifeyev dated April 13, 2017(4)*
10.6	Stock Agreement of John G. Smith dated April 13, 2017(4)*
10.7	Stock Agreement of Christopher J. Spencer dated December 15, 2017(5)*
10.8	Stock Agreement of John Busshaus dated December 15, 2017(5)*
10.9	Stock Agreement of Douglas Polinsky dated December 15, 2017(5)*
10.10	Stock Agreement of Denis Yevstifeyev dated December 15, 2017(5)*
10.11	Stock Agreement of John G. Smith dated December 15, 2017(5)*
10.12	Loan Agreement among Liberated Syndication, Webmayhem, Inc., Pair Networks, Inc. and First Commonwealth Bank dated December 27, 2017 (2)
10.13	2018 Omnibus Equity Incentive Plan
21	Subsidiaries of Registrant
31.1	302 Certification of Christopher J. Spencer
31.2	302 Certification of Gabriel J. Mosey
32.1	906 Certification of Christopher J. Spencer
32.2	906 Certification of Gabriel J. Mosey

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

  LIBERATED SYNDICATION INC.

Date:	5/27/2020	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	5/27/2020	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	5/27/2020	/s/ Gabriel J. Mosey
Gabriel J. Mosey
Interim Chief Financial Officer

Date:	5/27/2020	/s/ Denis Yevstifeyev
Denis Yevstifeyev
Director

Date:	5/27/2020	/s/ Douglas Polinsky
Douglas Polinsky
Director

Date:	5/27/2020	/s/ Eric Shahinian
Eric Shahinian
Director

Date:	5/27/2020	/s/ Bradley Tirpak
Bradley Tirpak
Director

Date:	5/27/2020	/s/ Brian Kibby
Brian Kibby
Director