Form 10-Q/A
period 2018-03-31
Liberated Syndication Inc.
filed 2020-07-10
CIK 1667489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

This Quarterly Report on Form 10-Q/A (Amendment No. 1) amends the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (the “SEC”) by Liberated Syndication Corp. (the “Company”) on May 15, 2018 (the “Original 10-Q”) to restate our unaudited consolidated financial statements for the quarterly period ended March 31, 2018 and to amend related disclosures.

Background of the Restatement

On April 28, 2020, the Audit Committee of the Board of Directors of Liberated Syndication Inc, a Nevada corporation (the “Company”) determined that (a) the Consolidated Balance Sheet as of December 31, 2018, (b) the Consolidated Statement of Operations for the year ended December 31, 2018, (c) the Statement of Stockholders’ Equity for the year ended December 31, 2018, and (d) the Consolidated Statement of Cash Flows for the year December 31, 2018, all as presented in the Company’s Annual Report on Form 10-K for the Period Ended December 31, 2018, as previously filed with the U.S. Securities and Exchange Commission on March 14, 2019, should not be relied upon. Subsequent to such determination, the Company reviewed the related interim financial statements and interim financial statements for the first three quarters of 2019 and 2018, and as a result of such review, on May 20, 2020, the Audit Committee determined that such interim financial statement should likewise no longer be relied upon.

Specifically, the amounts reported in the Consolidated Balance Sheet as of March 31, 2018 for total assets, current liabilities, and consequently total liabilities and total stockholders’ equity, were determined to be materially different. Additionally, the income tax benefit in the Consolidated Statement of Operations for the three months ended March 31, 2018 was changed. As a result, the net income and the basic and diluted income per common share were determined to be materially different. The Consolidated Statement of Cash Flows for the three months ended March 31, 2018 also changed as a result of the deferred income taxes and income tax payable for 2018.

During the 2019 audit process, it was discovered through an ongoing IRS examination that the Company owed Federal tax for 2018.

The IRS examination uncovered an error in calculating the Net Operating Loss Carryforward (NOL) resulting from the spin-off of Libsyn in 2016. At December 31, 2017, the Company had recorded an NOL of approximately $14 million. The NOL was part of deferred tax asset which was valued at $0 on the balance sheet, as it had a full valuation allowance. Consequently, the Company was not recognizing tax expenses or the associated tax payable during 2018. However, as the IRS examination continued, it has become clear that the $14 million NOL was overestimated by approximately $12.5 million, and by March 31, 2018, that the NOL has been completely utilized. The result is that the Company ought to have begun recording income tax (benefit) expense in 2018.

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

Impact of the Restatement

As a result of the restatement, reported net income from continuing operations was increased by $1,271,059, or $0.04 per basic and diluted share for the three months ended March 31, 2018. Total assets increased by $1,336,905 at March 31, 2018. Current and total liabilities increased by $65,846 at March 31, 2018. Accumulated deficit decreased by $1,271,059 at March 31, 2018.

Items Amended in this Filing

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing, in its entirety, as amended to reflect the restatement. No attempt has been made in this Form 10-Q/A to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:
Item 1. Financial Statements
Item 2. Management Discussion & Analysis

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

LIBERATED SYNDICATION INC.
FINANCIAL STATEMENTS

CONTENTS

PAGE
Unaudited Condensed Consolidated Balance Sheets	4

Unaudited Condensed Consolidated Statements of Operations	5

Unaudited Condensed Consolidated Statements of Cash Flows	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018 (As Restated) (Unaudited)	December 31, 2017
CURRENT ASSETS:
Cash	$ 6,587,745	$ 5,211,845
Accounts receivable, net	671,683[1]	660,139[1]
Prepaid expenses	142,699	186,425
Prepaid domains, net	108,623	-
Total current assets	7,510,750	6,058,409

Property and equipment, net	2,704,454	3,007,025
Goodwill	16,388,171	16,352,069
Definite life - intangible assets	9,179,671	9,644,000
Prepaid domains, net of current portion	72,835	-
Other	3,582	7,076
Deferred tax assets	1,336,905	-
Total assets	$ 37,196,368	$ 35,068,579

CURRENT LIABILITIES:
Accounts payable	$ 484,596	$ 440,565
Income tax payable	65,846	-
Accrued expenses	313,013	769,485
Deferred revenue, net	1,910,125	1,247,686
Current portion of capital lease obligation	70,160	69,243
Current portion of loans payable, net	1,568,254	1,566,634
Total current liabilities	4,411,994	4,093,613

LONG TERM LIABILITIES:
Loans payable, net of current portion	7,927,769	8,320,366
Capital lease obligation, net of current portion	55,929	73,817
Deferred revenue, net	260,814	133,617
Total long-term liabilities	8,244,512	8,527,800
Total liabilities	12,656,506	12,621,413

STOCKHOLDERS' EQUITY
Common stock	29,778	29,596
Additional paid-in capital	35,092,997	34,804,457
Accumulated Deficit	(10,582,913)	(12,386,887)
Total stockholders' equity	24,539,862	22,447,166
Total liabilities and stockholders' equity	$ 37,196,368	$ 35,068,579

Liberated Syndication Inc. and Subsidiaries Balance Sheet (Parenthetical)
Statement of Financial Position	March 31, 2018 (As Restated)	December 31, 2017
Allowance for doubtful accounts	14,000	14,000
Common stock authorized	200,000,000	200,000,000
Common stock par value	0.001	0.001
Common stock outstanding	29,776,974	29,595,473

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended
	March 31, 2018 (As Restated)	March 31, 2017

Revenue	$ 5,059,305	$ 2,494,111

Costs and operating expenses

Cost of revenue (excluding depreciation and amortization)	707,370	617,054
General and administrative	1,387,312	468,247
Non-cash compensation	318,000	1,752,000
Technology	373,326	143,042
Selling	217,002	76,038
Customer support	668,230	191,820
Depreciation and amortization	766,900	4,304
Total costs and operating expenses	4,438,140	3,252,205
Operating income (loss)	621,165	(758,394)

Interest expense	(100,596)	-
Interest income	9,665	-
Other income (expense)	2,681	-
Income (loss) from operations	532,915	(758,394)

Income tax expense (benefit)	(1,271,059)	-
Net Income (loss)	$ 1,803,974	$ (758,394)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE	$ 0.06	$ (0.03)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	29,644,362	23,725,860

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	March 31, 2018 (As Restated)	March 31, 2017

Cash Flows from Operating Activities
Net income (loss)	$ 1,803,974	$ (758,394)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	766,900	4,304
Issuance of common stock	318,000	1,752,000
Deferred income taxes	(1,336,905)	-
Discount on loan fees	9,023	-
Change in assets and liabilities:
Accounts receivable	(76,925)	(248,402)
Prepaid expenses	(134,237)	(53,769)
Accounts payable	44,031	38,109
Income taxes payable	65,846	-
Accrued expense	(456,472)	(291,575)
Deferred revenue	789,635	5,202
Net Cash Provided by Operating Activities	1,792,870	447,475

Cash Flows from Investing Activities:

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Repayment on term loan	(400,000)	-
Repayment on capital lease	(16,970)	-
Net Cash Used in Financing Activities	(416,970)	-

Net Increase in Cash	1,375,900	447,475
Cash at Beginning of Period	5,211,845	4,875,458
Cash at End of Period	$ 6,587,745	$ 5,322,933

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$ 96,730	$ -
Income taxes	-	-

Supplemental Non-Cash Investing and Financing Activities
Returned Common Stock	$ 29,278	$ -

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

Part of cost of revenue has been reclassified to technology and depreciation and amortization. Part of general and administrative has been reclassified to non-cash compensation and customer support.

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

Technology - Software development costs associated with software to be sold, leased, or for internal use are expensed as incurred until technological feasibility, defined as a working model or prototype, has been established. At that time, such costs are capitalized until the product is available for general release. To date, costs incurred between the completion of a working model and the point at which the product is ready for general release have been insignificant. Accordingly, the Company has expensed all such costs to research and development during the three months ended March 31, 2018 and 2017. Research and development costs totaling $373,326 and 143,042 for the three months ended March 31, 2018 and 2017, respectively, were included in cost of revenue.

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

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - CAPITAL STOCK

Common Stock - The Company has authorized 200,000,000 shares of common stock, $0.001 par value. As of March 31, 2018, 29,776,974 shares were issued and outstanding.

During the first quarter of 2018, the Company issued 200,000 shares of common stock valued at $318,000 to a consultant for services rendered.

During the first quarter of 2018, the seller of Pair Networks Inc., returned 18,499 shares valued at $29,413 to the company as per the terms of the acquisition agreement dated December 27, 2017 in connect the closing adjustment for the net-working capital provision.

During the first quarter 2017, the Company issued 3,650,000 shares of common stock valued at $1,752,000 to officers and directors.

NOTE 6 – DEFERRED REVENUE

Deferred revenue consists of the following:

	March 31, 2018	December 31, 2017
Current:
Hosting services	$1,501,482	$1,032,000
Domains	295,757	104,172
Media subscription	112,886	111,514
	$1,910,125	$1,247,686
Noncurrent:
Hosting services	79,752	50,351
Domains	181,062	83,266
	$2,170,939	$1,381,303

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

Deferred revenue as of March 31, 2018 is expected to be recognized as revenue as follows:

	Remainder of 2018	2019	2020	2021	2022	Thereafter	Total
Domains	$239,758	$119,934	$52,213	$32,902	$23,102	$8,610	$476,819
Hosting	1,417,173	164,062	-	-	-	-	1,581,235
Media Subscription	109,798	3,087	-	-	-	-	112,885
	$1,766,729	$287,083	$52,513	$32,902	$23,102	$8,610	$2,170,939

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – DEFERRED REVENUE - Continued

Disaggregated revenue consists of following:

	Three Months Ended March 31,
	2018	2017
Hosting services	$2,061,495	$-
Podcast Hosting	2,501,107	1,931,188
Advertising	320,664	480,891
Domains	71,796	-
Other	104,243	82,032
	$5,059,305	$2,494,111

NOTE 7 - INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Accounting for Income Taxes which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At March 31, 2018 and December 31, 2017, the total of all deferred tax assets was $1,336,905 and $3,458,667, respectively, and the total of the deferred tax assets related to goodwill was $0 and $2,214,117, respectively. The 2017 deferred tax asset was fully allowed for in the year. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined. Management has analyzed the health of the Company and it is now more likely than not that the company will likely have strong income from operations moving forward. Therefore, the valuation allowance has been relieved. The change in the valuation allowance for the three months ended March 31, 2018 and 2017 was $1,336,905 and $127,777, respectively.

The components of income tax expense (benefit) from continuing operations for the three months ended March 31, 2018 and 2017 consist of the following:

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES – continued

A reconciliation of income tax expense as the federal statutory rate to income tax expense at the Company’s effective rate is as follows:

	March 31, 2018	March 31, 2017

Computed tax at the expected statutory rate	$ 65,846	$ -
State and local income taxes, net of federal	-	-
Other non-deductible expenses	-	-
Valuation Allowance	(1,336,905)	-
Income tax (benefit) expense	$ (1,271,059)	$ -

The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset at March 31, 2018 and 2017:

	March 31,	March 31,
	2018	2017
Current deferred tax assets (liabilities):
Allowance for doubtful accounts	$ -	$ -
Vacation accrual	-	-
Total current deferred tax assets (liabilities)	-	-

Long-term deferred tax assets (liabilities):

Long-term deferred tax assets (liabilities):
Depreciation and amortization	(131,054)	-
Deferred revenue	7,015	-
Non-cash compensation	1,460,944	-
Goodwill - impaired	-	2,066,632
Intangible assets – tax amortization	-	(3,915,349)
Net operating loss carryforward	-	5,307,384
Valuation allowance	-	(3,458,667)
Net term deferred tax assets (liabilities)	$ 1,336,905	$ -

At March 31, 2018, the company has loss carryforwards of $0.

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

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 –EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the weighted average number of shares of common stock outstanding for the periods presented for the periods ended:

	For the Three Months Ended March 31,
	2018	2017
Income (loss) from operations available to common stockholders (numerator)$	$ 1,803,974	(451,138)
Net income (loss) available to common stockholders (numerator)	1,803,974	(451,138)
Weighted average number of common shares outstanding during the period used in earnings per share (denominator)	29,644,362	23,725,860

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

The Company has a 401 (k) plan and Profit sharing plan for the benefit of the employees of the Company. Employees are eligible to participate in the plan the first of the month following their hire date and attaining the age of 21. Profit sharing contributions are made at the discretion of the Board of Directors and vest 100% after the second year of service. During the first three months in 2018, the Company did not make profit sharing contributions to the plan. During the first three months of 2017, the Company made a $100,000 profit sharing contribution to the plan.

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

The following table presents summary information by segment for the three months ended March 31, 2018 and 2017, respectively:

	2018			2017
(in thousands)	Libsyn	Pair	Total	Libsyn	Pair	Total

Revenue	$ 2,882	$ 2,177	$ 5,059	$ 2,494	$ -	$ 2,494
Cost of revenue	534	173	707	617	-	617
Gross margin	2,348	2,004	4,352	1,877	-	1,877

Total assets	$ 19,019	$ 18,177	$ 37,196	$ 17,569	$ -	$ 17,569
Depreciation and amortization	$ 8	$ 759	$ 767	$ 4	$ -	$ 4

NOTE 12 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of the filing of this report.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – RESTATEMENT OF PREVIOUSLY REPORTED UNAUDITED CONSOLIDATED QUARTERLY FINANCIAL STATEMENTS

Background of the Restatement

On April 28, 2020, the Audit Committee of the Board of Directors of Liberated Syndication Inc, a Nevada corporation (the “Company”) determined that (a) the Consolidated Balance Sheet as of December 31, 2018, (b) the Consolidated Statement of Operations for the year ended December 31, 2018, (c) the Statement of Stockholders’ Equity for the year ended December 31, 2018, and (d) the Consolidated Statement of Cash Flows for the year December 31, 2018, all as presented in the Company’s Annual Report on Form 10-K for the Period Ended December 31, 2018, as previously filed with the U.S. Securities and Exchange Commission on March 14, 2019, should not be relied upon. Subsequent to such determination, the Company reviewed the related interim financial statements and interim financial statements for the first three quarters of 2019 and 2018, and as a result of such review, on May 20, 2020, the Audit Committee determined that such interim financial statement should likewise no longer be relied upon.

Specifically, the amounts reported in the Consolidated Balance Sheet as of March 31, 2018 for total assets, current liabilities, and consequently total liabilities and total stockholders’ equity, were determined to be materially different. Additionally, the income tax benefit in the Consolidated Statement of Operations for the three months ended March 31, 2018 was changed. As a result, the net income and the basic and diluted income per common share were determined to be materially different. The Consolidated Statement of Cash Flows for the three months ended March 31, 2018 also changed as a result of the deferred income taxes and income tax payable for 2018.

During the 2019 audit process, it was discovered through an ongoing IRS examination it was discovered that the Company owed Federal tax for 2018.

The IRS examination uncovered an error in calculating the Net Operating Loss Carryforward (NOL) resulting from the spin-off of Libsyn in 2016. At December 31, 2017, the Company had recorded an NOL of approximately $14 million. The NOL was part of deferred tax asset which was valued at $0 on the balance sheet, as it had a full valuation allowance. Consequently, the Company was not recognizing tax expenses or the associated tax payable during 2018. However, as the IRS examination continued, it has become clear that the $14 million NOL was overestimated by approximately $12.5 million, and by March 31, 2018, that the NOL has been completely utilized. The result is that the Company ought to have begun recording tax expenses in 2018.

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

Impact of the Restatement

As a result of the restatement, reported net income from continuing operations was increased by $1,271,059, or $0.04 per basic and diluted share for the three months ended March 31, 2018. Total assets increased by $1,336,905 at March 31, 2018. Current and total liabilities increased by $65,846 at March 31, 2018. Accumulated deficit decreased by $1,271,059 at March 31, 2018.

The financial statements included in this Form 10-Q/A have been restated to reflect the adjustments described. The table below summarizes the effects of the restatement on Libsyn’s Unaudited Consolidated Statements of Operation for the three months ended March 31, 2018 and, Unaudited Consolidated Balance Sheet at March 31, 2018.

In addition to the restatement of the financial statements, certain information within Note 7 – Income Taxes to the financial statements has been restated to reflect the corrections of misstatements discussed above as well as to add disclosure language as appropriate.

Unaudited Consolidated Balance Sheet
	March 31, 2018 As Reported	Corrections	March 31, 2018 As Restated
Deferred Tax Assets	-	1,336,905	1,336,905
Total Assets	35,859,463	1,336,905	37,196,368
Income Taxes Payable	-	65,846	65,846
Total Current Liabilities	4,346,148	65,846	4,411,994
Total Liabilities	12,590,660	65,846	12,656,506
Accumulated Deficit	(11,853,972)	1,271,059	(10,582,913)
Stockholder’s Equity	23,268,803	1,271,059	24,539,862

Unaudited Consolidated Statement of Operations
	Three months ended March 31, 2018 As Reported	Corrections	Three months ended March 31, 2018 As Restated
Income Tax (Benefit) Expense	-	(1,271,059)	(1,271,059)
Net Income	532,915	1,271,059	1,803,974
Basic and Diluted Income Per Common Share	0.02	0.04	0.06

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

The Company recorded total operating expenses of $4,438,140 during the three months ended March 31, 2018, a 37% increase as compared to operating expenses of $3,252,205 in the same period of 2017. During the first quarter of 2018, cost of revenue totaled $707,370, a 15% increase as compared to $617,054 for the same period in 2017. The increase is due to the acquisition of Pair in December 2017. This increase is offset by the decrease in ad sharing from Libsyn during the first three months of 2018 when compared to the same period in 2017. Libsyn contributed $534,569 while Pair contributed $172,801 to the cost of revenue during the first quarter of 2018. The increase in general and administrative was primarily driven by the addition of the Pair business, offset by a decrease in non-cash compensation. General and administrative expenses totaled $1,387,312 in 2018 versus $468,247 in 2017, an increase of 196%. Technology expenses represented $373,326 in 2018 versus $143,042 in 2017, driven by an increase in wages from the addition of Pair during 2018. Selling expenses in 2018 were $217,002 versus $76,038 in 2017 with the addition of the selling team for Pair. Customer support expenses in 2018 were $668,230 versus $191,820 in 2017 driven by the 24/7 support provided by Pair.

Interest expense for the first quarter of 2018 was $100,596, which represents interest on the loan facility obtained in connection with the acquisition of Pair.

Income tax benefit for the three months ended March 31, 2018 was $1,271,059, which represents the deferred tax asset from the 2018 tax provision and the expected federal balance due for 2018. The income tax payable will be payable with the amended return in 2020.

The Company’s net income was $1,803,974 for the three months ended March 31, 2018. This represents a $2,562,368 increase from our net loss of $758,394 for the three months ended March 31, 2017.

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

As of March 31, 2018, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were not effective to accomplish their objectives at the reasonable assurance level due to the identification of errors which led to certain of our financial statements being restated. On an on-going basis we will evaluate the adequacy of our controls and procedures.

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

101.1
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	7/10/2020	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	7/10/2020	/s/ Gabriel J. Mosey
Gabriel J. Mosey
Interim Chief Financial Officer