Form 10-Q/A
period 2018-06-30
Liberated Syndication Inc.
filed 2020-07-10
CIK 1667489

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

Explanatory Note

This Quarterly Report on Form 10-Q/A (Amendment No. 1) amends the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (the “SEC”) by Liberated Syndication Corp. (the “Company”) on August 14, 2018 (the “Original 10-Q”) to restate our unaudited consolidated financial statements for the quarterly period ended June 30, 2018 and to amend related disclosures.

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

Specifically, the amounts reported in the Consolidated Balance Sheet as of June 30, 2018 for total assets, current liabilities, and consequently total liabilities and total stockholders’ equity, were determined to be materially different. Additionally, the income tax (benefit) expense in the Consolidated Statement of Operations for the three and six months ended June 30, 2018 was changed. As a result, the net income and the basic and diluted income per common share were determined to be materially different. The Consolidated Statement of Cash Flows for the six months ended June 30, 2018 also changed as a result of the deferred income taxes and income tax payable for 2018.

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

Because the NOL has been completely utilized and the Company is now consistently recording profits, a DTA with the associated payable should have been recorded in 2018. DTAs represent future income tax benefits. But the tax (benefits) will be realized only if there is sufficient taxable income from which the deductible amount can be deducted.

Impact of the Restatement

As a result of the restatement, reported net income from continuing operations was decreased by $173,209, or $0.01 per basic and diluted share for the three months ended June 30, 2018.

As a result of the restatement, reported net income from continuing operations was increased by $1,097,850, or $0.03 per basic and diluted share for the six months ended June 30, 2018. Total assets increased by $1,380,251 at June 30, 2018. Current and total liabilities increased by $282,401 at June 30, 2018. Accumulated deficit decreased by $1,097,850 at June 30, 2018.

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

LIBERATED SYNDICATION INC.
FINANCIAL STATEMENTS

CONTENTS

PAGE
Unaudited Condensed Consolidated Balance Sheets	5

Unaudited Condensed Consolidated Statements of Operations	6

Unaudited Condensed Consolidated Statements of Cash Flows	7

Notes to Unaudited Condensed Consolidated Financial Statements	8

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018 (Unaudited) (As Restated)	December 31, 2017
CURRENT ASSETS:
Cash	$8,169,634	$5,211,845
Accounts receivable, net	437,644 [1]	660,139[1]
Prepaid expenses	178,428	186,425
Prepaid domains, net	173,568	-
Total current assets	8,959,274	6,058,409

Property and equipment, net	2,552,145	3,007,025
Goodwill	16,388,171	16,352,069
Definite life - intangible assets	8,715,343	9,644,000
Prepaid domains, net of current portion	115,965	-
Other	3,582	7,076
Deferred tax assets	1,380,251	-
Total assets	$38,114,731	$35,068,579

CURRENT LIABILITIES:
Accounts payable	$551,589	$440,565
Income tax payable	282,401	-
Accrued expenses	433,754	769,485
Deferred revenue, net	2,142,795	1,247,686
Current portion of capital lease obligation	71,090	69,243
Current portion of loans payable, net of $30,573 and $33,366 discount, respectively	1,569,427	1,566,634
Total current liabilities	5,051,056	4,093,613

LONG TERM LIABILITIES:
Loans payable, net of $65,066 and $79,634 discount, respectively, less current portion	7,534,933	8,320,366
Capital lease obligation, net of current portion	37,804	73,817
Deferred revenue, net	301,719	133,617
Total long-term liabilities	7,874,456	8,527,800
Total liabilities	12,925,512	12,621,413

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock	29,778	29,596
Additional paid-in capital	35,092,997	34,804,457
Accumulated deficit	(9,933,556)	(12,386,887)
Total stockholders' equity	25,189,219	22,447,166
Total liabilities and stockholders' equity	$38,114,731	$35,068,579

Liberated Syndication Inc. and Subsidiaries Balance Sheet (Parenthetical)
Statement of Financial Position	June 30, 2018 (As Restated)	December 31, 2017
Allowance for doubtful accounts [1]	14,000	14,000
Common stock authorized	200,000,000	200,000,000
Common stock par value	0.001	0.001
Common stock issued and outstanding	29,776,974	29,595,473

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended June 30,		Six months ended June 30,
	2018 (As Restated)	2017	2018 (As Restated)	2017
Revenue	$5,305,762	$2,498,902	$10,365,067	$4,993,013

Costs and operating expenses

Cost of revenue (excluding depreciation and amortization)	704,515	580,724	1,411,885	1,197,778
General and administrative	1,516,587	646,981	2,903,899	1,274,525
Non-cash compensation	-	-	318,000	1,752,000
Technology	492,573	163,017	865,899	306,059
Selling	210,371	83,896	427,373	159,934
Customer support	707,065	53,099	1,375,295	85,622
Depreciation and amortization	769,365	4,015	1,536,265	8,319
Total costs and operating expenses	4,400,476	1,531,732	8,838,616	4,784,237
Operating income	905,286	967,170	1,526,451	208,776

Interest expense	(98,607)	-	(199,203)	-
Interest income	13,401	-	23,066	-
Other income	2,486	-	5,167	-
Income from operations before income taxes	822,566	967,170	1,355,481	208,776

Income tax expense (benefit)	173,209	-	(1,097,850)	-
Net Income	$649,357	$967,170	$2,453,331	$208,776

BASIC AND DILUTED INCOME PER COMMON SHARE	$0.02	$0.04	$0.08	$0.01
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	29,776,974	24,446,578	29,711,034	24,083,595

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	June 30, 2018 (As Restated)	June 30, 2017

Cash Flows from Operating Activities
Net income	$2,453,331	$208,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,536,265	8,319
Issuance of common stock for services	318,000	1,752,000
Deferred income taxes	1,380,251	-
Discount on loan fees	17,361	-
Change in assets and liabilities:
Accounts receivable	157,115	(506,269)
Prepaid expenses	(278,042)	(27,703)
Accounts payable	111,024	163,380
Accrued expense	(335,730)	(282,281)
Income taxes payable	282,401	-
Deferred revenue	1,063,210	(6,460)
Net Cash Provided by Operating Activities	3,944,684	1,309,762

Cash Flows from Investing Activities:

Purchase of property and equipment	(152,729)	-
Net Cash Used in Investing Activities	(152,729)	-

Cash Flows from Financing Activities:
Repayment on term loan	(800,000)	-
Repayment on capital lease	(34,166)	-
Re-purchase of common stock		(8,000)
Net Cash Used in Financing Activities	(834,166)	(8,000)

Net Increase in Cash	2,957,789	1,301,762
Cash at Beginning of Period	5,211,845	4,875,458
Cash at End of Period	$8,169,634	$6,177,220

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$146,194	$-
Income taxes	-	-

Supplemental Non-Cash Investing and Financing Activities
Returned Common Stock	$29,278	$-

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

NOTE 7 - INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Accounting for Income Taxes which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At June 30, 2018 and December 31, 2017, the total of all deferred tax assets was $1,380,251 and $3,458,667, respectively, and the total of the deferred tax assets related to goodwill was $0 and $2,341,894, respectively. The 2017 deferred tax asst was fully allowed for in the year. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined. Management has analyzed the health of the Company and it is now more likely than not that the company will likely have strong income from operations moving forward. Therefore, the valuation allowance has been relieved. The change in the valuation allowance for the six months ended June 30, 2018 and 2017 was $1,380,251 and $85,657, respectively.

The components of income tax (benefit) expense from continuing operations for the six months ended June 30, 2018 and 2017 consist of the following:

	For the Six Months Ended
	June 30,
	2018	2017
Current tax expense:
Federal	$282,401	$-
State	-	-
Current tax expense	282,401	-

Deferred tax (benefit) expense:
Deferred revenue	(14,030)	-
Depreciation and amortization	28,126	-
Non-cash compensation	(1,394,347)	-
Intangible Assets	-	255,554
Valuation Allowance	-	(85,657)
Net operating loss carryforward	-	(169,897)
Subtotal deferred tax (benefit) expense	(1,380,251)	-
Income tax (benefit) expense	$(1,097,850)	$-

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES – continued

A reconciliation of income tax (benefit) expense as the federal statutory rate to income tax expense at the Company’s effective rate is as follows:

	For the Six Months Ended June 30,
	2018	2017

Computed tax at the expected statutory rate	$282,401	$70,984
State and local income taxes, net of federal	-	13,912
Other non-deductible expenses	-	761
Valuation Allowance	(1,380,251)	(85,657)
Income tax (benefit) expense	$(1,097,850)	$-

The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset at June 30, 2018 and 2017:
	June 30,	June 30,
	2018	2017
Current deferred tax assets (liabilities):
Allowance for doubtful accounts	$-	$-
Vacation accrual	-	-
Total current deferred tax assets (liabilities)	-	-

Long-term deferred tax assets (liabilities):

Long-term deferred tax assets (liabilities):
Depreciation and amortization	28,126	-
Deferred revenue	14,030	-
Non-cash compensation	1,394,347	-
Goodwill - impaired	-	2,903,618
Intangible assets – tax amortization	-	(5,245,512)
Net operating loss carryforward	-	5,825,770
Valuation allowance	-	(3,483,876)
Net term deferred tax assets (liabilities)	$1,380,251	$-

At June 30, 2018, the company has loss carryforwards of $0.

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

NOTE 8 – LEASES – continued

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

NOTE 9 –EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the weighted average number of shares of common stock outstanding for the periods presented for the periods ended:

	For the Three Months		For the Six Months
	June 30		June 30
	2018	2017	2018	2017

Income from operations available to common stockholders (numerator)	$649,357	$967,170	$2,453,331	$208,776
Income available to common stockholders (numerator)	649,357	967,170	2,453,331	208,776
Restated Weighted average number of common shares outstanding during the period used in earnings per share (denominator)	29,776,974	24,446,578	29,711,034	24,083,595

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

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - SEGMENT REPORTING – continued

The following table presents summary information by segment for the six months ended June 30, 2018 and 2017, respectively:

	2018			2017
(in thousands)	Libsyn	Pair	Total	Libsyn	Pair	Total

Revenue	$5,908	$4,457	$10,365	$4,993	$-	$4,993
Cost of revenue	1,074	338	1,412	1,198	-	1,198

Total assets	$19,999	$18,115	$38,114	$18,651	$-	$18,651
Depreciation and amortization	$18	$1,518	$1,536	$8	$-	$8

The following table presents summary information by segment for the three months ended June 30, 2018 and 2017, respectively:

	2018			2017
(in thousands)	Libsyn	Pair	Total	Libsyn	Pair	Total

Revenue	$3,025	$2,280	$5,305	$2,126	$-	$2,126
Cost of revenue	539	165	704	752	-	752

Depreciation and amortization	$10	$759	$769	$4	$-	$4

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

Specifically, the amounts reported in the Consolidated Balance Sheet as of June 30, 2018 for total assets, current liabilities, and consequently total liabilities and total stockholders’ equity, were determined to be materially different. Additionally, the income tax (benefit) expense in the Consolidated Statement of Operations for the three and six months ended June 30, 2018 was changed. As a result, the net income and the basic and diluted income per common share were determined to be materially different. The Consolidated Statement of Cash Flows for the six months ended June 30, 2018 also changed as a result of the deferred income taxes and income tax payable for 2018.

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

Impact of the Restatement

As a result of the restatement, reported net income from continuing operations was decreased by $173,209, or $0.01 per basic and diluted share for the three months ended June 30, 2018.

As a result of the restatement, reported net income from continuing operations was increased by $1,097,850, or $0.03 per basic and diluted share for the six months ended June 30, 2018. Total assets increased by $1,380,251 at June 30, 2018. Current and total liabilities increased by $282,401 at June 30, 2018. Accumulated deficit decreased by $1,097,850 at June 30, 2018.

The financial statements included in this Form 10-Q/A have been restated to reflect the adjustments described. The table below summarizes the effects of the restatement on Libsyn’s Unaudited Consolidated Statements of Operation for the six months ended June 30, 2018 and, Unaudited Consolidated Balance Sheet at June 30, 2018.

In addition to the restatement of the financial statements, certain information within Note 7 – Income Taxes to the financial statements has been restated to reflect the corrections of misstatements discussed above as well as to add disclosure language as appropriate.
Unaudited Consolidated Balance Sheet
	June 30, 2018 As Reported	Corrections	June 30, 2018 As Restated
Deferred Tax Assets	-	1,380,251	1,380,251
Total Assets	36,734,480	1,380,251	38,114,731
Income Taxes Payable	-	282,401	282,401
Total Current Liabilities	4,768,655	282,401	5,051,056
Total Liabilities	12,643,111	282,401	12,925,512
Accumulated Deficit	(11,031,406)	1,097,850	(9,933,556)
Stockholder’s Equity	24,091,369	1,097,850	25,189,219

Unaudited Consolidated Statement of Operations
	Six months ended June 30, 2018 As Reported	Corrections	Six months ended June 30, 2018 As Restated
Income Tax (Benefit) expense	-	(1,097,850)	(1,097,850)
Net Income	1,355,481	(1,097,850)	2,453,331
Basic and Diluted Income Per Common Share	0.05	0.03	0.08

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – RESTATEMENT OF PREVIOUSLY REPORTED UNAUDITED CONSOLIDATED QUARTERLY FINANCIAL STATEMENTS – continued

Unaudited Consolidated Statement of Operations
	Three months ended June 30, 2018 As Reported	Corrections	Three months ended June 30, 2018 As Restated
Income Tax (Benefit) expense	-	173,209	173,209
Net Income	822,566	173,209	649,357
Basic and Diluted Income Per Common Share	0.03	(0.01)	0.02

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

Income tax benefit for the six months ended June 30, 2018 was $1,097,850, which represents the deferred tax asset from the 2018 tax provision and the expected federal balance due for 2018. The income tax payable will be payable with the amended return in 2020.

The Company’s net income was $2,453,331 for the six months ended June 30, 2018. This represents a $2,244,555 increase from $208,776 for the six months ended June 30, 2017.

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

Income tax expense for the three months ended June 30, 2018 was $173,209, which represents the deferred tax asset from the 2018 tax provision and the expected federal balance due for 2018. The income tax payable will be payable with the amended return in 2020.

The Company’s net income was $649,357 for the three months ended June 30, 2018. This represents a $317,813 decrease from our net income of $967,170 for the three months ended June 30, 2017.

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