Form 10-Q/A
period 2018-09-30
Liberated Syndication Inc.
filed 2020-07-10
CIK 1667489

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

Explanatory Note

This Quarterly Report on Form 10-Q/A (Amendment No. 1) amends the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (the “SEC”) by Liberated Syndication Corp. (the “Company”) on November 14, 2018 (the “Original 10-Q”) to restate our unaudited consolidated financial statements for the quarterly period ended September 30, 2018 and to amend related disclosures.

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

Specifically, the amounts reported in the Consolidated Balance Sheet as of September 30, 2018 for total assets, current liabilities, and consequently total liabilities and total stockholders’ equity, were determined to be materially different. Additionally, the income tax (benefit) expense in the Consolidated Statement of Operations for the three and nine months ended September 30, 2018 was changed. As a result, the net income and the basic and diluted income per common share were determined to be materially different. The Consolidated Statement of Cash Flows for the nine months ended September 30, 2018 also changed as a result of the deferred income taxes and income tax payable for 2018.

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

Impact of the Restatement

As a result of the restatement, reported net income from continuing operations was decreased by $270,527, or $0.01 per basic and diluted share for the three months ended September 30, 2018.

As a result of the restatement, reported net income from continuing operations was increased by $827,323, or $0.03 per basic and diluted share for the nine months ended September 30, 2018. Total assets increased by $1,416,762 at September 30, 2018. Current and total liabilities increased by $589,438 at September 30, 2018. Accumulated deficit decreased by $827,323 at September 30, 2018.

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

LIBERATED SYNDICATION INC.

FINANCIAL STATEMENTS

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018 (Unaudited) (As Restated)	December 31, 2017
CURRENT ASSETS:
Cash	$9,364,218	$5,211,845
Accounts receivable, net	515,852(1)	660,139(1)
Prepaid expenses	243,534	186,425
Prepaid domains, net	216,760	-
Total current assets	10,340,364	6,058,409

Property and equipment, net	2,381,456	3,007,025
Goodwill	16,388,171	16,352,069
Definite life - intangible assets, net	8,251,014	9,644,000
Prepaid domains, net of current portion	149,257	-
Other	3,582	7,076
Deferred tax assets	1,416,762	-
Total assets	$38,930,606	$35,068,579

CURRENT LIABILITIES:
Accounts payable	$452,418	$440,565
Income tax payable	589,438	-
Accrued expenses	307,332	769,485
Deferred revenue, net	2,293,245	1,247,686
Current portion of capital lease obligation	72,032	69,243
Current portion of loans payable, net of $29,371 and $33,366 discount, respectively	2,637,296	1,566,634
Total current liabilities	6,351,761	4,093,613

LONG TERM LIABILITIES:
Loans payable, net of $58,151 and $79,634 discount, respectively, less current portion	6,075,182	8,320,366
Capital lease obligation, net of current portion	19,439	73,817
Deferred revenue, net	280,774	133,617
Total long-term liabilities	6,375,395	8,527,800
Total liabilities	12,727,156	12,621,413

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock	29,778	29,596
Additional paid-in capital	35,092,997	34,804,457
Accumulated deficit	(8,919,325)	(12,386,887)
Total stockholders' equity	26,203,450	22,447,166
Total liabilities and stockholders' equity	$38,930,606	$35,068,579

Liberated Syndication Inc. and Subsidiaries Balance Sheet (Parenthetical)
Statement of Financial Position	September 30, 2018 (As Restated)	December 31, 2017
Allowance for doubtful accounts [1]	14,000	14,000
Common stock authorized	200,000,000	200,000,000
Common stock par value	0.001	0.001
Common stock issued and outstanding	29,776,974	29,595,473

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018 (As Restated)	2017	2018 (As Restated)	2017

Revenue	$5,726,425	$2,730,237	$16,091,492	$7,723,250

Costs and operating expenses

Cost of revenue (excluding depreciation and amortization)	962,817	636,090	2,374,702	1,833,868
General and administrative	1,348,731	642,262	4,252,630	1,916,787
Non-cash compensation	-	-	318,000	1,752,000
Technology	426,339	157,328	1,292,238	463,386
Selling	220,460	75,649	647,833	235,583
Customer support	680,094	53,099	2,055,389	138,721
Depreciation and amortization	736,818	4,329	2,273,083	12,648
Total costs and operating expenses	4,375,259	1,568,757	13,213,875	6,352,993
Operating income	1,351,166	1,161,480	2,877,617	1,370,257

Interest expense	(92,002)	-	(291,205)	-
Interest income	21,904	-	44,970	-
Other income	3,690	-	8,857	-
Income from operations before income taxes	1,284,758	1,161,480	2,640,239	1,370,257

Income tax expense (benefit)	270,527	-	(827,323)	-
Net Income	$1,014,231	$1,161,480	$3,467,562	$1,370,257

BASIC AND DILUTED INCOME PER COMMON SHARE	$0.03	$0.05	$0.12	$0.06
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	29,776,974	24,415,860	29,733,256	24,195,567

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	September 30, 2018 (As Restated)	September 30, 2017

Cash Flows from Operating Activities
Net income	$3,467,562	$1,370,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,273,083	14,098
Issuance of common stock for services	318,000	1,752,000
Deferred income taxes	1,416,762	-
Discount on loan fees	25,478	-
Change in assets and liabilities:
Accounts receivable	78,906	(206,236)
Prepaid expenses	(419,633)	(3,599)
Accounts payable	11,853	(106,918)
Income taxes payable	589,438	-
Accrued expense	(462,152)	(239,285)
Deferred revenue	1,192,715	(9,142)
Net Cash Provided by Operating Activities	5,658,489	2,571,175

Cash Flows from Investing Activities:

Purchase of property and equipment	(254,527)	(69,064)
Net Cash Used in Investing Activities	(254,527)	(69,064)

Cash Flows from Financing Activities:
Repayment on term loan	(1,200,000)	-
Repayment on capital lease	(51,589)	-
Re-purchase of common stock	-	(8,000)
Net Cash Used in Financing Activities	(1,251,589)	(8,000)

Net Increase in Cash	4,152,373	2,494,111
Cash at Beginning of Period	5,211,845	4,875,458
Cash at End of Period	$9,364,218	$7,369,569

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$263,981	$-
Income taxes	-	-

Supplemental Non-Cash Investing and Financing Activities
Returned Common Stock	$29,278	$-

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

NOTE 7 - INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Accounting for Income Taxes which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At September 30, 2018 and December 31, 2017, the total of all deferred tax assets was $1,416,762 and $3,458,667, respectively, and the total of the deferred tax assets related to goodwill was $0 and $1,848,717, respectively. The 2017 deferred tax asst was fully allowed for in the year. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined. Management has analyzed the health of the Company and it is now more likely than not that the company will likely have strong income from operations moving forward. Therefore, the valuation allowance has been relieved. The change in the valuation allowance for the nine months ended September 30, 2018 and 2017 was $1,416,762 and $557,580, respectively.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES – continued

The components of income tax expense (benefit) from continuing operations for the nine months ended September 30, 2018 and 2017 consist of the following:

	For the Nine months ended
	September 30,
	2018	2017
Current tax expense:
Federal	$589,438	$-
State	-	-
Current tax expense	589,438	-

Deferred tax (benefit) expense:
Deferred revenue	(21,045)	-
Depreciation and amortization	(67,966)	-
Intangible Assets	-	383,331
Non-cash compensation	(1,327,751)
Valuation Allowance	-	(557,580)
Net operating loss carryforward		174,249
Subtotal deferred tax (benefit) expense	(1,416,762)	-
Income tax (benefit) expense	$(827,327)	$-

A reconciliation of income tax expense as the federal statutory rate to income tax expense at the Company’s effective rate is as follows:

	For the Nine months ended September 30,
	2018	2017

Computed tax at the expected statutory rate	$589,438	$465,893
State and local income taxes, net of federal	-	90,565
Other non-deductible expenses	-	1,122
Valuation Allowance	(1,416,762)	(557,580)
Income tax (benefit) expense	$(827,327)	$-

The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
Current deferred tax assets (liabilities):
Allowance for doubtful accounts	$-	$-
Vacation accrual	-	-
Total current deferred tax assets (liabilities)	-	-

Long-term deferred tax assets (liabilities):

Long-term deferred tax assets (liabilities):

Depreciation and amortization	67,966	-
Deferred revenue	21,045	-
Non-cash compensation	1,327,751	-
Goodwill - impaired	-	2,066,632
Intangible assets – tax amortization	-	(3,915,349)
Net operating loss carryforward	-	5,307,384
Valuation allowance	-	(3,458,667)
Net term deferred tax assets (liabilities)	$1,416,762	$-

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

The following data shows the amounts used in computing earnings per share and the weighted average number of shares of common stock outstanding for the periods presented for the periods ended:

	For the Three Months		For the Nine Months
	September 30		September 30
	2018	2017	2018	2017

Income from operations available to common stockholders (numerator)$	$1,014,231	$1,161,480	$3,467,562	1,370,257
Income available to common stockholders (numerator)	1,014,231	1,161,480	3,467,562	1,370,257
Restated Weighted average number of common shares outstanding during the period used in earnings per share (denominator)	29,776,974	24,415,860	29,733,256	24,195,567

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

The following table presents summary information by segment for the nine months ended September 30, 2018 and 2017, respectively:

	2018			2017
(in thousands)	Libsyn	Pair	Total	Libsyn	Pair	Total

Revenue	$9,260	$6,831	$16,091	$7,723	$-	$7,723
Cost of revenue	1,818	557	2,375	1,834	-	1,834

Total assets	$21,092	$17,839	$38,931	$19,583	$-	$19,583
Depreciation and amortization	$30	$2,243	$2,273	$14	$-	$14

The following table presents summary information by segment for the three months ended September 30, 2018 and 2017, respectively:

	2018			2017
(in thousands)	Libsyn	Pair	Total	Libsyn	Pair	Total

Revenue	$3,352	$2,374	$5,726	$2,730	$-	$2,730
Cost of revenue	745	218	963	636	-	636

Depreciation and amortization	$12	$725	$737	$6	$-	$6

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

Specifically, the amounts reported in the Consolidated Balance Sheet as of September 30, 2018 for total assets, current liabilities, and consequently total liabilities and total stockholders’ equity, were determined to be materially different. Additionally, the income tax (benefit) expense in the Consolidated Statement of Operations for the three and nine months ended September 30, 2018 was changed. As a result, the net income and the basic and diluted income per common share were determined to be materially different. The Consolidated Statement of Cash Flows for the nine months ended September 30, 2018 also changed as a result of the deferred income taxes and income tax payable for 2018.

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

Impact of the Restatement

As a result of the restatement, reported net income from continuing operations was decreased by $270,527, or $0.01 per basic and diluted share for the three months ended September 30, 2018.

As a result of the restatement, reported net income from continuing operations was increased by $827,323, or $0.03 per basic and diluted share for the nine months ended September 30, 2018. Total assets increased by $1,416,762 at September 30, 2018. Current and total liabilities increased by $589,438 at September 30, 2018. Accumulated deficit decreased by $827,323 at September 30, 2018.

The financial statements included in this Form 10-Q/A have been restated to reflect the adjustments described. The table below summarizes the effects of the restatement on Libsyn’s Unaudited Consolidated Statements of Operation for the nine months ended September 30, 2018 and, Unaudited Consolidated Balance Sheet at September 30, 2018.

In addition to the restatement of the financial statements, certain information within Note 7 – Income Taxes to the financial statements has been restated to reflect the corrections of misstatements discussed above as well as to add disclosure language as appropriate.

Unaudited Consolidated Balance Sheet
	September 30, 2018 As Reported	Corrections	September 30, 2018 As Restated
Deferred Tax Assets	-	1,416,762	1,416,762
Total Assets	37,513,844	1,416,762	38,930,606
Income Taxes Payable	-	589,438	589,438
Total Current Liabilities	5,762,323	589,438	6,351,761
Total Liabilities	12,137,718	589,438	12,727,156
Accumulated Deficit	(9,746,648)	827,323	(8,919,325)
Stockholder’s Equity	25,376,127	827,323	26,203,450

Unaudited Consolidated Statement of Operations
	Nine months ended September 30, 2018 As Reported	Corrections	Nine months ended September 30, 2018 As Restated
Income Tax (Benefit) Expense	-	(827,323)	(827,323)
Net Income	2,640,239	827,323	3,467,562
Basic and Diluted Income Per Common Share	0.09	0.03	0.12

Unaudited Consolidated Statement of Operations
	Three months ended September 30, 2018 As Reported	Corrections	Three months ended September 30, 2018 As Restated
Income Tax (Benefit) Expense	-	270,527	270,527
Net Income	1,284,758	270,527	1,014,231
Basic and Diluted Income Per Common Share	0.04	(0.01)	0.03

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

Income tax benefit for the nine months ended September 30, 2018 was $827,323, which represents the deferred tax asset from the 2018 tax provision and the expected federal balance due for 2018. The income tax payable will be payable with the amended return in 2020.

The Company’s net income was $3,467,562 for the nine months ended September 30, 2018. This represents a $2,097,305 increase from $1,370,257 for the nine months ended September 30, 2017.

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

Income tax expense for the three months ended September 30, 2018 was $270,527, which represents the deferred tax asset from the 2018 tax provision and the expected federal balance due for 2018. The income tax payable will be payable with the amended return in 2020.

The Company’s net income was $1,014,231 for the three months ended September 30, 2018. This represents a $147,249 decrease from our net income of $1,161,480 for the three months ended September 30, 2017.

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