Form 10-Q/A
period 2019-03-31
Liberated Syndication Inc.
filed 2020-07-10
CIK 1667489

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

Explanatory Note

This Quarterly Report on Form 10-Q/A (Amendment No. 1) amends the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (the “SEC”) by Liberated Syndication Corp. (the “Company”) on May 20, 2019 (the “Original 10-Q”) to restate our unaudited consolidated financial statements for the quarterly period ended March 31, 2019 and to amend related disclosures.

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

Specifically, the amounts reported in the Consolidated Balance Sheet as of March 31, 2019 for total assets, current liabilities, and consequently total liabilities and total stockholders’ equity, were determined to be materially different. Additionally, the income tax (benefit) expense in the Consolidated Statement of Operations for the three months ended March 31, 2019 was changed. As a result, the net income and the basic and diluted income per common share were determined to be materially different. The Statement of Stockholders’ Equity for the period ended March 31, 2019 with its net income and accumulated deficit are consequently affected. The Consolidated Statement of Cash Flows for the three months ended Mach 31, 2019 also changed as a result of the deferred income taxes and income tax payable for 2019.

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

Impact of the Restatement

As a result of the restatement, reported net income was decreased by $327,010, or $0.01 per basic and diluted share for the three months ended March 31, 2019. Total assets increased by $1,555,606 at March 31, 2019. Current and total liabilities increased by $1,297,068 at March 31, 2019. Accumulated deficit decreased by $258,538 at March 31, 2019.

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

LIBERATED SYNDICATION INC.
FINANCIAL STATEMENTS

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019 (UNAUDITED) (As Restated)	December 31, 2018
CURRENT ASSETS:
Cash	$12,516,269	$11,079,941
Accounts receivable, net	398,766[1]	481,921[1]
Prepaid expenses	541,147	449,223
Total current assets	13,456,182	12,011,085

Property and equipment, net	2,094,830	2,229,294
Goodwill	16,388,171	16,388,171
Definite life - intangible assets, net	7,322,357	7,786,686
Prepaid expense	252,312	191,609
Operating lease right-of-use assets	1,268,326	-
Deferred tax assets	1,555,606	1,454,077
Total assets	$42,337,784	$40,060,922

CURRENT LIABILITIES:
Accounts payable	$567,244	$745,889
Accrued expenses	636,153	377,572
Income tax payable	1,297,068	868,529
Deferred revenue	2,060,901	2,276,079
Current portion of capital lease obligation	55,929	72,986
Current portion of loans payable, net	2,639,817	2,638,599
Current portion of operating lease liabilities	511,751	-
Total current liabilities	7,768,863	6,979,654

LONG TERM LIABILITIES:
Loans payable, net	5,287,952	5,681,767
Capital lease obligation, net of current portion	-	831
Deferred revenue, net of current portion	450,452	371,938
Operating lease liabilities	756,575	-
Total long-term liabilities	6,494,979	6,054,536
Total liabilities	14,263,842	13,034,190

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock	29,722	29,722
Additional paid-in capital	34,857,139	35,010,552
Accumulated deficit	(6,812,919)	(8,013,542)
Total stockholders' equity	28,073,942	27,026,732
Total liabilities and stockholders' equity	$42,337,784	$40,060,922

Liberated Syndication Inc. and Subsidiaries Balance Sheet (Parenthetical)
Statement of Financial Position	March 31, 2019	December 31, 2018
Allowance for doubtful accounts [1]	14,000	14,000
Common stock authorized	200,000,000	200,000,000
Common stock par value	0.001	0.001
Common stock issued and outstanding	29,721,974	29,721,974

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended March 31,
	2019 (As Restated)	2018

Revenue	$6,282,979	$5,059,305

Costs and operating expenses

Cost of revenue (excluding depreciation and amortization)	839,640	707,370
General and administrative	1,828,539	1,705,312
Technology	454,638	373,326
Selling	194,794	217,002
Customer support	659,868	668,230
Depreciation and amortization	742,097	766,900
Total costs and operating expenses	4,719,576	4,438,140
Operating income	1,563,403	621,165

Interest expense	(86,842)	(100,596)
Interest income	51,951	9,665
Other income (expense)	(879)	2,681
Income from operations before income taxes	1,527,633	532,915

Income tax expense (benefit)	327,010	(1,271,059)
Net Income	$1,200,623	$1,803,974

BASIC AND DILUTED INCOME PER COMMON SHARE	$0.04	$0.06
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	29,721,294	29,644,362

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

			Additional		Total
	Common	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	Defecit	Equity
Balance at January 1, 2019	29,721,974	$29,722	$35,010,552	$(8,013,542)	$27,026,732
Recapture of prior period non-cash compensation charges in the current period			(830,500)		(830,500)
Non-cash Compensation awards			677,087		677,087
Net income				1,200,623	1,200,623
Balance at March 31, 2019 (As Restated)	29,721,974	$29,722	$34,857,139	$(6,812,919)	$28,073,942

			Additional		Total
	Common	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	Defecit	Equity
Balance at January 1, 2018	29,595,473	$29,596	$34,804,457	$(12,386,887)	$22,447,166
Net Income				1,803,974	1,803,974
Issuance of Common Stock for services	200,000	200	317,800		318,000
Return of Common Stock for final settlement of Pair Acquisition	(18,499)	(19)	(29,260)		(29,279)
Balance at March 31, 2018	29,776,974	$29,777	$35,092,997	$(10,582,913)	$24,539,862

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2019 (As Restated)	2018

Cash Flows from Operating Activities
Net income	$1,200,623	$1,803,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	742,097	766,900
Issuance of common stock	-	318,000
Deferred income taxes	(101,529)	(1,336,905)
Non-cash compensation expense, net of recapture	(153,413)	-
Amortization of right-of-use asset	129,495	-
Discount on loan fees	7,403	9,023
Change in assets and liabilities:
Accounts receivable	83,155	(76,925)
Prepaid expenses	(152,627)	(134,237)
Accounts payable	(178,645)	44,031
Income taxes payable	428,539	65,846
Accrued expense	258,581	(456,472)
Operating lease liabilities	(129,495)	-
Deferred revenue	(136,664)	789,635
Net Cash Provided by Operating Activities	1,997,520	1,792,870

Cash Flows from Investing Activities:

Purchase of property and equipment	(143,304)	-
Net Cash Used in Investing Activities	(143,304)	-

Cash Flows from Financing Activities:
Repayment on term loan	(400,000)	(400,000)
Repayment on capital lease	(17,888)	(16,970)
Net Cash Used in Financing Activities	(417,888)	(416,970)

Net Increase in Cash	1,436,328	1,375,900
Cash at Beginning of Period	11,079,941	5,211,845
Cash at End of Period	$12,516,269	$6,587,745

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$76,502	$96,730
Income taxes	-	-

Supplemental Non-Cash Investing and Financing Activities
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	$1,397,821	$-
Returned Common Stock	$-	$29,278

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

NOTE 5 - CAPITAL STOCK - Continued

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

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES

Our provision for income taxes for the three-month periods ended March 31, 2019 and 2018 was a tax expense of approximately $327,010 and a tax benefit of approximately $1,271,059, respectively, which resulted in an effective tax rate of 21.0% and (238.5)%, respectively.

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

The following data shows the amounts used in computing earnings per share and the weighted average number of shares of common stock outstanding for the periods presented for the periods ended:

	For the Three Months Ended
	March 31,
	2019	2018

Income from operations available to common stockholders (numerator)$	$1,200,623	532,915
Income available to common stockholders (numerator)	1,200,623	532,915
Weighted average number of common shares outstanding during the period used in earnings per share (denominator)	29,721,974	29,644,362

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

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - SEGMENT REPORTING - Continued

The following table presents summary information by segment for the three months ended March 31, 2019 and 2018, respectively:

(in thousands)	Libsyn	Pair	Total	Libsyn	Pair	Total

Revenue	$3,335	$2,948	$6,283	$2,882	$2,177	$5,059
Cost of revenue	567	273	840	534	173	707

Total assets	$23,555	$18,783	$42,338	$19,019	$18,177	$37,196
Depreciation and amortization	$17	$725	$742	$8	$759	$767

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

Specifically, the amounts reported in the Consolidated Balance Sheet as of March 31, 2019 for total assets, current liabilities, and consequently total liabilities and total stockholders’ equity, were determined to be materially different. Additionally, the income tax (benefit) expense in the Consolidated Statement of Operations for the three months ended March 31, 2019 was changed. As a result, the net income and the basic and diluted income per common share were determined to be materially different. The Statement of Stockholders’ Equity for the period ended March 31, 2019 with its net income and accumulated deficit are consequently affected. The Consolidated Statement of Cash Flows for the three months ended Mach 31, 2019 also changed as a result of the deferred income taxes and income tax payable for 2019.

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

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Because the NOL has been completely utilized and the Company is now consistently recording profits, a DTA with the associated payable should have been recorded in 2018. DTAs represent future income tax benefits. But the tax benefits will be realized only if there is sufficient taxable income from which the deductible amount can be deducted.

Impact of the Restatement

As a result of the restatement, reported net income was decreased by $327,010, or $0.01 per basic and diluted share for the three months ended March 31, 2019. Total assets increased by $1,555,606 at March 31, 2019. Current and total liabilities increased by $1,297,068 at March 31, 2019. Accumulated deficit decreased by $258,538 at March 31, 2019.

The financial statements included in this Form 10-Q/A have been restated to reflect the adjustments described. The table below summarizes the effects of the restatement on Libsyn’s Unaudited Consolidated Statements of Operation for the three months ended March 31, 2019, Unaudited Consolidated Balance Sheet at March 31, 2019, and Unaudited Statement of Stockholders’ Equity for the year ended March 31, 2019.

In addition to the restatement of the financial statements, certain information within Note 7 – Income Taxes to the financial statements has been restated to reflect the corrections of misstatements discussed above as well as to add disclosure language as appropriate.
Unaudited Consolidated Balance Sheet
	March 31, 2019 As Reported	Corrections	March 31, 2019 As Restated
Deferred Tax Assets	-	1,555,606	1,555,606
Total Assets	40,782,178	1,555,606	42,337,784
Income Taxes Payable	-	1,297,068	1,297,068
Total Current Liabilities	6,471,795	1,297,068	7,768,863
Total Liabilities	12,966,774	1,297,068	14,263,842
Accumulated Deficit	(7,071,457)	258,538	(6,812,919)
Stockholder’s Equity	27,815,404	258,538	28,073,942

Unaudited Consolidated Statement of Operations
	Three months ended March 31, 2019 As Reported	Corrections	Three months ended March 31, 2019 As Restated
Income Tax Benefit (Expense)	-	(327,010)	(327,010)
Net Income	1,527,633	(327,010)	1,200,623
Basic and Diluted Income Per Common Share	0.05	(0.01)	0.04

Unaudited Statement of Stockholders’ Equity
	March 31, 2019 As Reported	Corrections	March 31, 2019 As Restated
Net Income	1,527,633	(327,010)	1,200,623
Accumulated Deficit	(7,071,457)	258,538	(6,812,919)

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

Income tax expense for the three months ended March 31, 2019 was $327,010, which represents the deferred tax asset from the 2018 tax provision and the expected federal balance due for 2018. The income tax payable will be payable with the amended return in 2020. Income tax (benefit) for the three months ended March 31, 2018 was ($1,271,059).

The Company’s net income was $1,200,623 for the three months ended March 31, 2019. This represents a $603,351 decrease from $1,803,974 for the three months ended March 31, 2018. For the first quarter of 2019, Pair generated $307,840 of the net income while Libsyn generated $892,783. Earnings per share decreased to $0.04 per share for the first quarter of 2019 from $0.06 per share for the first quarter of 2018.

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