Form 10-Q/A
period 2019-06-30
Liberated Syndication Inc.
filed 2020-07-10
CIK 1667489

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

Explanatory Note

This Quarterly Report on Form 10-Q/A (Amendment No. 1) amends the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (the “SEC”) by Liberated Syndication Corp. (the “Company”) on August 14, 2019 (the “Original 10-Q”) to restate our unaudited consolidated financial statements for the quarterly period ended June 30, 2019 and to amend related disclosures.

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

Specifically, the amounts reported in the Consolidated Balance Sheet as of June 30, 2019 for total assets, current liabilities, and consequently total liabilities and total stockholders’ equity, were determined to be materially different. Additionally, the income tax (benefit) expense in the Consolidated Statement of Operations for the three and six months ended June 30, 2019 was changed. As a result, the net income and the basic and diluted income per common share were determined to be materially different. The Statement of Stockholders’ Equity for the period ended June 30, 2019 with its net income and accumulated deficit are consequently affected. The Consolidated Statement of Cash Flows for the six months ended June 30, 2019 also changed as a result of the deferred income taxes and income tax payable for 2019.

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

Impact of the Restatement

As a result of the restatement, reported net income was decreased by $183,932, or $0.01 per basic and diluted share for the three months ended June 30, 2019.

As a result of the restatement, reported net income was decreased by $510,942, or $0.02 per basic and diluted share for the six months ended June 30, 2019. Total assets increased by $1,657,765 at June 30, 2019. Current and total liabilities increased by $1,583,159 at June 30, 2019. Accumulated deficit decreased by $74,606 at June 30, 2019.

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

LIBERATED SYNDICATION INC.
FINANCIAL STATEMENTS

CONTENTS

PAGE
Unaudited Condensed Consolidated Balance Sheets	5

Unaudited Condensed Consolidated Statements of Operations	6

Unaudited Condensed Consolidated Statement of Stockholders’ Equity	7

Unaudited Condensed Consolidated Statements of Cash Flows	9

Notes to Unaudited Condensed Consolidated Financial Statements	10

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019 (Unaudited) (As Restated)	December 31, 2018
CURRENT ASSETS:
Cash	$14,205,455	$11,079,941
Accounts receivable, net	479,095[1]	481,921[1]
Prepaid expenses	595,675	449,223
Total current assets	15,280,225	12,011,085

Property and equipment, net	1,975,359	2,229,294
Goodwill	16,388,171	16,388,171
Definite life - intangible assets, net	6,858,028	7,786,686
Prepaid expense	304,187	191,609
Operating lease right-of-use assets	1,142,581	-
Deferred tax assets	1,657,765	1,454,077
Total assets	$43,606,316	$40,060,922

CURRENT LIABILITIES:
Accounts payable	$724,298	$745,889
Accrued expenses	956,975	377,572
Income tax payable	1,583,159	868,529
Deferred revenue	2,374,948	2,276,079
Current portion of capital lease obligation	37,804	72,986
Current portion of loans payable, net	2,641,130	2,638,599
Current portion of operating lease liabilities	511,380	-
Total current liabilities	8,829,694	6,979,654

LONG TERM LIABILITIES:
Loans payable, net	4,893,803	5,681,767
Capital lease obligation, net of current portion	-	831
Deferred revenue, net of current portion	513,628	371,938
Operating lease liabilities	631,201	-
Total long-term liabilities	6,038,632	6,054,536
Total liabilities	14,868,326	13,034,190

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock	29,272	29,722
Additional paid-in capital	34,857,590	35,010,552
Accumulated deficit	(6,148,872)	(8,013,542)
Total stockholders' equity	28,737,990	27,026,732
Total liabilities and stockholders' equity	$43,606,316	$40,060,922

Liberated Syndication Inc. and Subsidiaries Balance Sheet (Parenthetical)

Statement of Financial Position	June 30, 2019	December 31, 2018
Allowance for doubtful accounts [1]	14,000	14,000
Common stock authorized	200,000,000	200,000,000
Common stock par value	0.001	0.001
Common stock issued and outstanding	29,271,974	29,721,974
The accompanying notes are an integral part to the unaudited condensed consolidated financial statements.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2019 (As Restated)	2018	2019 (As Restated)	2018

Revenue	$5,700,635	$5,305,762	$11,983,614	$10,365,067

Costs and operating expenses

Cost of revenue (excluding depreciation and amortization)	860,848	704,515	1,700,488	1,411,885
General and administrative	1,905,567	1,516,587	3,734,106	3,221,899
Technology	457,151	492,573	911,789	865,899
Selling	214,542	210,371	409,336	427,373
Customer support	648,565	707,065	1,308,433	1,375,295
Depreciation and amortization	745,093	769,365	1,487,190	1,536,265
Total costs and operating expenses	4,831,766	4,400,476	9,551,342	8,838,616
Operating income	868,869	905,286	2,432,272	1,526,451

Interest expense	(82,880)	(98,607)	(169,722)	(199,203)
Interest income	59,738	13,401	111,689	23,066
Other income (expense)	2,252	2,486	1,373	5,167
Income from operations before income taxes	847,979	822,566	2,375,612	1,355,481

Income tax (benefit) expense	183,932	173,209	510,942	(1,097,850)
Net Income	$664,047	$649,357	$1,864,670	$2,453,331

BASIC AND DILUTED INCOME PER COMMON SHARE	$0.02	$0.02	$0.06	$0.08
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	29,336,260	29,776,974	29,528,051	29,711,034

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	29,721,974	$29,722	$35,010,552	$(8,013,542)	$27,026,732
Recapture of prior period non-cash compensation charges in the current period	-	-	(830,500)	-	(830,500)
Non-cash Compensation awards	-	-	677,088	-	677,088
Net income	-	-	-	1,200,623	1,200,623
Balance at March 31, 2019	29,721,974	$29,722	$34,857,140	$(6,812,919)	$28,073,943
Stock forfeiture	(450,000)	(450)	450	-	-
Net income	-	-	-	664,047	664,047
Balance at June 30, 2019 (As Restated)	29,271,974	$29,272	$34,857,590	$(6,148,872)	$28,737,990

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	29,595,473	$29,596	$34,804,457	$(12,386,887)	$22,447,166
Issuance of Common Stock for services	200,000	200	317,800	-	318,000
Return of Common Stock for final settlement of Pair Acquisition	(18,499)	(18)	(29,260)	-	(29,278)
Net Income	-	-	-	1,803,974	1,803,974
Balance at March 31, 2018	29,776,974	$29,778	$35,092,997	$(10,582,913)	$24,539,862
Net Income				649,357	649,357
Balance at June 30, 2018	29,776,974	$29,778	$35,092,997	$(9,933,556)	$25,189,219

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2019 (As Restated)	2018

Cash Flows from Operating Activities
Net income	$1,864,670	$2,453,331
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,487,190	1,536,265
Issuance of common stock for services	-	318,000
Deferred income taxes	(203,688)	(1,380,251)
Non-cash compensation expense, net of recapture	(153,413)	-
Amortization of right-of-use asset	255,240	-
Discount on loan fees	14,567	17,361
Change in assets and liabilities:
Accounts receivable	2,825	157,115
Prepaid expenses	(259,029)	(278,042)
Accounts payable	(21,590)	111,024
Income taxes payable	714,630	282,401
Accrued expense	579,403	(335,730)
Operating lease liabilities	(255,240)	-
Deferred revenue	240,558	1,063,210
Net Cash Provided by Operating Activities	4,266,123	3,944,684

Cash Flows from Investing Activities:

Purchase of property and equipment	(304,597)	(152,729)
Net Cash Used in Investing Activities	(304,597)	(152,729)

Cash Flows from Financing Activities:
Repayment on term loan	(800,000)	(800,000)
Repayment on capital lease	(36,012)	(34,166)
Net Cash Used in Financing Activities	(836,012)	(834,166)

Net Increase in Cash	3,125,514	2,957,789
Cash at Beginning of Period	11,079,941	5,211,845
Cash at End of Period	$14,205,455	$8,169,634

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$153,612	$146,194
Income taxes	-	-

Supplemental Disclosures of Cash Flow Investing and Financing Activities
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	$1,397,821	$-
Returned Common Stock	$-	$29,278

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

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES

Our provision for income taxes for the six-month periods ended June 30, 2019 and 2018 was a tax expense of approximately $510,942 and a tax benefit of approximately $1,097,850, respectively, which resulted in an effective tax rate of 22% and (81)%, respectively.

Our provision for income taxes for the three-month periods ended June 30, 2019 and 2018 was a tax expense of approximately $183,932 and $173,209, respectively, which resulted in an effective tax rate of 22% and 21%, respectively.

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

The following data shows the amounts used in computing earnings per share and the weighted average number of shares of common stock outstanding for the periods presented for the periods ended:

	For the Three Months		For the Six Months
	June 30		June 30
	2019	2018	2019	2018

Income from operations available to common stockholders (numerator)$	664,047	$649,357	$1,864,670	$2,453,331
Income available to common stockholders (numerator)	664,047	$649,357	$1,864,670	$2,453,31
Weighted average number of common shares outstanding during the period used in earnings per share (denominator)	29,336,260	29,776,974	29,528,051	29,711,034

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

The following table presents summary information by segment for the six months ended June 30, 2019 and 2018, respectively:

	2019			2018
(in thousands)	Libsyn	Pair	Total	Libsyn	Pair	Total

Revenue	$6,925	$5,059	$11,984	$5,908	$4,457	$10,365
Cost of revenue	1,153	547	1,700	1,074	338	1,412

Total assets	$25,064	$18,542	$43,606	$21,946	$18,115	$40,061
Depreciation and amortization	$38	$1,449	$1,487	$18	$1,518	$1,536

The following table presents summary information by segment for the three months ended June 30, 2019 and 2018, respectively:

	2019			2018
(in thousands)	Libsyn	Pair	Total	Libsyn	Pair	Total

Revenue	$3,590	$2,110	$5,700	$3,025	$2,281	$5,306
Cost of revenue	586	275	861	539	166	705

Depreciation and amortization	$20	$725	$745	$10	$759	$769

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

Specifically, the amounts reported in the Consolidated Balance Sheet as of June 30, 2019 for total assets, current liabilities, and consequently total liabilities and total stockholders’ equity, were determined to be materially different. Additionally, the income tax (benefit) expense in the Consolidated Statement of Operations for the three and six months ended June 30, 2019 was changed. As a result, the net income and the basic and diluted income per common share were determined to be materially different. The Statement of Stockholders’ Equity for the period ended June 30, 2019 with its net income and accumulated deficit are consequently affected. The Consolidated Statement of Cash Flows for the six months ended June 30, 2019 also changed as a result of the deferred income taxes and income tax payable for 2019.

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

Impact of the Restatement

As a result of the restatement, reported net income was decreased by $183,932, or $0.01 per basic and diluted share for the three months ended June 30, 2019.

As a result of the restatement, reported net income was decreased by $510,942, or $0.02 per basic and diluted share for the six months ended June 30, 2019. Total assets increased by $1,657,765 at June 30, 2019. Current and total liabilities increased by $1,583,159 at June 30, 2019. Accumulated deficit decreased by $74,606 at June 30, 2019.

The financial statements included in this Form 10-Q/A have been restated to reflect the adjustments described. The table below summarizes the effects of the restatement on Libsyn’s Unaudited Consolidated Statements of Operation for the three and six months ended June 30, 2019, Unaudited Consolidated Balance Sheet at June 30, 2019, and Unaudited Statement of Stockholders’ Equity for the period ended June 30, 2019.

In addition to the restatement of the financial statements, certain information within Note 7 – Income Taxes to the financial statements has been restated to reflect the corrections of misstatements discussed above as well as to add disclosure language as appropriate.
Unaudited Consolidated Balance Sheet
	June 30, 2019 As Reported	Corrections	June 30, 2019 As Restated
Deferred Tax Assets	-	1,657,765	1,657,765
Total Assets	41,948,551	1,657,765	43,606,316
Income Taxes Payable	-	1,583,159	1,583,159
Total Current Liabilities	7,246,535	1,583,159	8,829,694
Total Liabilities	13,285,167	1,583,159	14,868,326
Accumulated Deficit	(6,223,478)	74,606	(6,148,872)
Stockholder’s Equity	28,663,384	74,606	28,737,990

Unaudited Consolidated Statement of Operations
	Six months ended June 30, 2019 As Reported	Corrections	Six months ended June 30, 2019 As Restated
Income Tax (Benefit) Expense	-	510,942	510,942
Net Income	2,375,612	(510,942)	1,864,670
Basic and Diluted Income Per Common Share	0.08	(0.02)	0.06

Unaudited Consolidated Statement of Operations
	Three months ended June 30, 2019 As Reported	Corrections	Three months ended June 30, 2019 As Restated
Income Tax (Benefit) Expense	-	183,932	183,932
Net Income	847,979	(183,932)	664,047
Basic and Diluted Income Per Common Share	0.03	(0.01)	0.02

Unaudited Statement of Stockholders’ Equity
	June 30, 2019 As Reported	Corrections	June 30, 2019 As Restated
Net Income	2,375,612	(510,942)	1,864,670
Accumulated Deficit	(6,223,478)	74,606	(6,148,872)

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

Income tax expense for the six months ended June 30, 2019 was $510,942, which represents the change in deferred tax assets and the expected federal balance due for the six months ended June 30, 2019. The income tax payable will be payable with the amended return in 2020. Income tax benefit for the six months ended June 30, 2018 was $1,097,850.

The Company’s net income was $1,864,670 for the six months ended June 30, 2019. This represents a $588,661 decrease from $2,453,331 for the six months ended June 30, 2018. Earnings per share decreased to $0.06 per share for the first six months of 2019 from $0.08 per share for the first six months of 2018.

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

Income tax expense for the three months ended June 30, 2019 was $183,932, which represents the change in deferred tax assets and the expected federal balance due for the three months ended June 30, 2019. The income tax payable will be payable with the amended return in 2020. Income tax expense for the three months ended June 30, 2018 was $173,209.

The Company’s net income was $664,047 for the three months ended June 30, 2019. This represents a $14,690 increase from $649,357 for the three months ended June 30, 2018. Earnings per share remained the same at $0.02 per share for the three months ended June 30, 2019 when compared to the three months ended June 30, 2018.

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
101.1
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	7/10/2020	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	7/10/2020	/s/ Gabriel J. Mosey
Gabriel J. Mosey
Interim Chief Financial Officer