Form 10-Q/A
period 2019-09-30
Liberated Syndication Inc.
filed 2020-07-10
CIK 1667489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note

This Quarterly Report on Form 10-Q/A (Amendment No. 1) amends the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (the “SEC”) by Liberated Syndication Corp. (the “Company”) on November 14, 2019 (the “Original 10-Q”) to restate our unaudited consolidated financial statements for the quarterly period ended September 30, 2019 and to amend related disclosures.

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

Specifically, the amounts reported in the Consolidated Balance Sheet as of September 30, 2019 for total assets, current liabilities, and consequently total liabilities and total stockholders’ equity, were determined to be materially different. Additionally, the income tax (benefit) expense in the Consolidated Statement of Operations for the three and nine months ended September 30, 2019 was changed. As a result, the net income and the basic and diluted income per common share were determined to be materially different. The Statement of Stockholders’ Equity for the period ended September 30, 2019 with its net income and accumulated deficit are consequently affected. The Consolidated Statement of Cash Flows for the nine months ended September 30, 2019 also changed as a result of the deferred income taxes and income tax payable for 2019.

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

Impact of the Restatement

As a result of the restatement, reported net income was decreased by $178,129, or $0.01 per basic and diluted share for the three months ended September 30, 2019.

As a result of the restatement, reported net income was decreased by $689,071, or $0.02 per basic and diluted share for the nine months ended September 30, 2019. Total assets increased by $1,752,979 at September 30, 2019. Current and total liabilities increased by $1,856,502 at September 30, 2019. Accumulated deficit decreased by $103,523 at September 30, 2019.

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

LIBERATED SYNDICATION INC.
FINANCIAL STATEMENTS

CONTENTS

PAGE
Unaudited Condensed Consolidated Balance Sheets	5

Unaudited Condensed Consolidated Statements of Operations	6

Unaudited Condensed Consolidated Statement of Stockholders’ Equity	7

Unaudited Condensed Consolidated Statements of Cash Flows	8

Notes to Unaudited Condensed Consolidated Financial Statements	9

  LIBERATED SYNDICATION INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2019 (Unaudited) (As Restated)	December 31, 2018
CURRENT ASSETS:
Cash	$15,734,962	$11,079,941
Accounts receivable, net	548,895	481,921[1]
Prepaid expenses	659,497	449,223
Total current assets	16,943,354	12,011,085

Property and equipment, net	1,776,105	2,229,294
Goodwill	16,388,171	16,388,171
Definite life - intangible assets, net	6,393,700	7,786,686
Prepaid expense	337,860	191,609
Operating lease right-of-use assets	1,015,442	-
Deferred tax assets	1,752,979	1,454,077
Total assets	$44,607,611	$40,060,922

CURRENT LIABILITIES:
Accounts payable	$1,106,734	$745,889
Accrued expenses	1,241,863	377,572
Income tax payable	1,856,501	868,529
Deferred revenue	2,289,883	2,276,079
Current portion of capital lease obligation	19,439	72,986
Current portion of loans payable, net	2,642,470	2,638,599
Current portion of operating lease liabilities	503,958	-
Total current liabilities	9,660,848	6,979,654

LONG TERM LIABILITIES:
Loans payable, net	4,499,378	5,681,767
Capital lease obligation, net of current portion	-	831
Deferred revenue, net of current portion	556,655	371,938
Operating lease liabilities	511,484	-
Total long-term liabilities	5,567,517	6,054,536
Total liabilities	15,228,365	13,034,190

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock	29,272	29,722
Additional paid-in capital	34,857,590	35,010,552
Accumulated deficit	(5,507,618)	(8,013,542)
Total stockholders' equity	29,379,244	27,026,732
Total liabilities and stockholders' equity	$44,607,611	$40,060,922

Liberated Syndication Inc. and Subsidiaries Balance Sheet (Parenthetical)
Statement of Financial Position	September 30, 2019	December 31, 2018
Allowance for doubtful accounts [1]	14,000	14,000
Common stock authorized	200,000,000	200,000,000
Common stock par value	0.001	0.001
Common stock issued and outstanding	29,271,974	29,721,974
The accompanying notes are an integral part to the unaudited condensed consolidated financial statements.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019 (As Restated)	2018	2019 (As Restated)	2018

Revenue	$6,219,119	$5,726,425	$18,202,733	$16,091,492

Costs and operating expenses

Cost of revenue (excluding depreciation and amortization)	881,171	962,817	2,581,659	2,374,702
General and administrative	2,339,966	1,348,731	6,074,072	4,570,630
Technology	478,372	426,339	1,390,161	1,292,238
Selling	293,185	220,460	702,521	647,833
Customer support	686,876	680,094	1,995,309	2,055,389
Depreciation and amortization	712,024	736,818	2,199,214	2,273,083
Total costs and operating expenses	5,391,594	4,375,259	14,942,936	13,213,875
Operating income	827,525	1,351,166	3,259,797	2,877,617

Interest expense	(75,280)	(92,002)	(245,002)	(291,205)
Interest income	66,862	21,904	178,551	44,970
Other income (expense)	277	3,690	1,650	8,857
Income from operations before income taxes	819,384	1,284,758	3,194,996	2,640,239

Income tax expense (benefit)	178,129	270,527	689,071	(827,323)
Net Income	641,255	$1,014,231	$2,505,925	$3,467,562

BASIC AND DILUTED INCOME PER COMMON SHARE	0.02	$0.03	$0.09	$0.12
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	29,271,974	29,776,974	29,441,754	29,733,256

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	29,721,974	$29,722	$35,010,552	$(8,013,542)	$27,026,732
Recapture of prior period non-cash compensation charges in the current period	-	-	(830,500)	-	(830,500)
Non-cash compensation awards	-	-	677,088	-	677,088
Net income	-	-	-	1,200,623	1,200,623
Balance at March 31, 2019	29,721,974	$29,722	$34,857,140	$(6,812,919)	$28,073,943
Stock forfeiture	(450,000)	(450)	450	-	-
Net income	-	-	-	664,047	664,047
Balance at June 30, 2019	29,271,974	$29,272	$34,857,590	$(6,148,872)	$28,737,989
Net income	-	-	-	641,255	641,255
Balance at September 30, 2019	29,271,974	$29,272	$34,857,590	$(5,507,617)	$29,379,245

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	29,595,473	$29,596	34,804,457	$(12,386,887)	$22,447,166
Issuance of Common Stock for services	200,000	200	317,800	-	318,000
Return of Common Stock for final settlement of Pair Acquisition	(18,499)	(18)	(29,260)	-	(29,278)
Net Income	-	-	-	1,803,974	1,803,974
Balance at March 31, 2018	29,776,974	$29,778	35,092,997	$(10,582,913)	$24,539,862
Net Income	-	-	-	649,357	649,357
Balance at June 30, 2018	29,776,974	$29,778	35,092,997	$(9,933,556)	$25,189,219
Net Income	-	-	-	1,014,231	1,014,231
Balance at September 30, 2018	29,776,974	$29,778	35,092,997	$(8,919,325)	$26,203,450

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2019 (Restated)	2018

Cash Flows from Operating Activities
Net income	$2,505,925	$3,467,562
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,199,214	2,273,083
Issuance of common stock for services	-	318,000
Deferred income taxes	(298,902)	1,416,762
Non-cash compensation expense, net of recapture	(153,412)	-
Amortization of right-of-use asset	382,379	-
Discount on loan fees	21,483	25,478
Change in assets and liabilities:
Accounts receivable	(66,974)	78,906
Prepaid expenses	(356,525)	(419,633)
Accounts payable	360,845	11,853
Income taxes payable	987,973	589,438
Accrued expense	864,290	(462,152)
Operating lease liabilities	(382,379)	-
Deferred revenue	198,521	1,192,715
Net Cash Provided by Operating Activities	6,262,438	5,658,489

Cash Flows from Investing Activities:

Purchase of property and equipment	(353,040)	(254,527)
Net Cash Used in Investing Activities	(353,040)	(254,527)

Cash Flows from Financing Activities:
Repayment on term loan	(1,200,000)	(1,200,000)
Repayment on capital lease	(54,377)	(51,589)
Net Cash Used in Financing Activities	(1,254,377)	(1,251,589)

Net Increase in Cash	4,655,021	4,152,373
Cash at Beginning of Period	11,079,941	5,211,845
Cash at End of Period	$15,734,962	$9,364,218

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$223,519	$263,981
Income taxes	-	-

Supplemental Disclosures of Cash Flow Investing and Financing Activities
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	$1,397,821	$-
Returned Common Stock	$-	$29,278

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

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 - INCOME TAXES

Our provision for income taxes for the six-month periods ended September 30, 2019 and 2018 was a tax expense of approximately $689,071 and a tax benefit of approximately $827,323, respectively, which resulted in an effective tax rate of 22% and (31)%, respectively.

Our provision for income taxes for the three-month periods ended September 30, 2019 and 2018 was a tax expense of approximately $178,129 and $270,527, respectively, which resulted in an effective tax rate of 22% and 21%, respectively.

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

16

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

The following data shows the amounts used in computing earnings per share and the weighted average number of shares of common stock outstanding for the periods presented for the periods ended:

	For the Three Months		For the Nine Months
	September 30		September 30
	2019	2018	2019	2018

Income from operations available to common stockholders (numerator)$	641,255	$1,014,231	$2,505,925	$3,467,562
Income available to common stockholders (numerator)	641,255	$1,014,231	$2,505,925	$3,467,562
Weighted average number of common shares outstanding during the period used in earnings per share (denominator)	29,271,974	29,776,974	29,441,754	29,733,256

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

The following table presents summary information by segment for the nine months ended September 30, 2019 and 2018, respectively:

	2019			2018
(in thousands)	Libsyn	Pair	Total	Libsyn	Pair	Total

Revenue	$10,563	$7,640	$18,203	$9,260	$6,831	$16,091
Cost of revenue	1,738	844	2,582	1,818	557	2,375

Total assets	$26,357	$18,251	$44,608	$21,092	$17,839	$38,931
Depreciation and amortization	$60	$2,139	$2,199	$30	$2,243	$2,273

The following table presents summary information by segment for the three months ended September 30, 2019 and 2018, respectively:

	2019			2018
(in thousands)	Libsyn	Pair	Total	Libsyn	Pair	Total

Revenue	$3,638	$2,581	$6,219	$3,352	$2,374	$5,726
Cost of revenue	585	296	881	745	218	963

Depreciation and amortization	$23	$689	$712	$12	$725	$737

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

NOTE 12 - SUBSEQUENT EVENTS – Continued

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

NOTE 13 – RESTATEMENT OF PREVIOUSLY REPORTED UNAUDITED CONSOLIDATED QUARTERLY FINANCIAL STATEMENTS

This Quarterly Report on Form 10-Q/A (Amendment No. 1) amends the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (the “SEC”) by Liberated Syndication Corp. (the “Company”) on November 14, 2019 (the “Original 10-Q”) to restate our unaudited consolidated financial statements for the quarterly period ended September 30, 2019 and to amend related disclosures.

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

Specifically, the amounts reported in the Consolidated Balance Sheet as of September 30, 2019 for total assets, current liabilities, and consequently total liabilities and total stockholders’ equity, were determined to be materially different. Additionally, the income tax (benefit) expense in the Consolidated Statement of Operations for the three and nine months ended September 30, 2019 was changed. As a result, the net income and the basic and diluted income per common share were determined to be materially different. The Statement of Stockholders’ Equity for the period ended September 30, 2019 with its net income and accumulated deficit are consequently affected. The Consolidated Statement of Cash Flows for the nine months ended September 30, 2019 also changed as a result of the deferred income taxes and income tax payable for 2019.

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

Impact of the Restatement

As a result of the restatement, reported net income was decreased by $178,129, or $0.01 per basic and diluted share for the three months ended September 30, 2019.

As a result of the restatement, reported net income was decreased by $689,071, or $0.02 per basic and diluted share for the nine months ended September 30, 2019. Total assets increased by $1,752,979 at September 30, 2019. Current and total liabilities increased by $1,856,502 at September 30, 2019. Accumulated deficit decreased by $103,523 at September 30, 2019.

The financial statements included in this Form 10-Q/A have been restated to reflect the adjustments described. The table below summarizes the effects of the restatement on Libsyn’s Unaudited Consolidated Statements of Operation for the three and nine months ended September 30, 2019, Unaudited Consolidated Balance Sheet at September 30, 2019, and Unaudited Statement of Stockholders’ Equity for the period ended September 30, 2019.

In addition to the restatement of the financial statements, certain information within Note 7 – Income Taxes to the financial statements has been restated to reflect the corrections of misstatements discussed above as well as to add disclosure language as appropriate.

Unaudited Consolidated Balance Sheet
	September 30, 2019 As Reported	Corrections	September 30, 2019 As Restated
Deferred Tax Assets	-	1,752,979	1,752,979
Total Assets	42,854,632	1,752,979	44,607,611
Income Taxes Payable	-	1,856,502	1,856,502
Total Current Liabilities	7,804,347	1,856,502	9,660,849
Total Liabilities	13,371,864	1,856,502	15,228,366
Accumulated Deficit	(5,404,094)	103,523	(5,507,617)
Stockholder’s Equity	29,482,768	103,523	29,379,245

Unaudited Consolidated Statement of Operations
	Nine months ended September 30, 2019 As Reported	Corrections	Nine months ended September 30, 2019 As Restated
Income Tax (Benefit) Expense	-	689,071	689,071
Net Income	3,194,996	(689,071)	2,505,925
Basic and Diluted Income Per Common Share	0.11	(0.02)	0.09

Unaudited Consolidated Statement of Operations
	Three months ended September 30, 2019 As Reported	Corrections	Three months ended September 30, 2019 As Restated
Income Tax (Benefit) Expense	-	178,129	178,129
Net Income	819,384	(178,129)	641,255
Basic and Diluted Income Per Common Share	0.03	(0.01)	0.02

Unaudited Statement of Stockholders’ Equity
	September 30, 2019 As Reported	Corrections	September 30, 2019 As Restated
Net Income	3,194,996	(689,071)	2,505,925
Accumulated Deficit	(5,404,094)	(103,523)	(5,507,617)

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

Income tax expense for the nine months ended September 30, 2019 was $689,071, which represents a change in the deferred tax assets and the expected federal balance due for the nine month period ended September 30, 2019. The income tax payable will be payable with the amended return in 2020. Income tax benefit for the nine months ended September 30, 2018 was $827,323.

The Company’s net income was $2,505,925 for the nine months ended September 30, 2019. This represents a $961,637 decrease from $3,467,562 for the nine months ended September 30, 2018. Earnings per share decreased to $0.09 per share for the first nine months of 2019 from $0.12 per share for the first nine months of 2018.

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

Income tax expense for the three months ended September 30, 2019 was $178,129, which represents a change in the deferred tax assets and the expected federal balance due for the nine month period ended September 30, 2019. The income tax payable will be payable with the amended return in 2020. Income tax expense for the three months ended September 30, 2018 was $270,527.

The Company’s net income was $641,255 for the three months ended September 30, 2019. This represents a $372,976 decrease from $1,014,231 for the three months ended September 30, 2018. Earnings per share decreased $.01 per share to $0.02 for the three months ended September 30, 2019 from $0.03 for the three months ended September 30, 2018.

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