Form 10-Q
period 2020-03-31
Liberated Syndication Inc.
filed 2020-07-10
CIK 1667489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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

As of July 6, 2020, there were 29,309,474 shares of common stock, par value $0.001, of the registrant issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Unaudited Condensed Consolidated Financial Statements of Liberated Syndication Inc., a Nevada corporation (the “Company,” “Libsyn,” “Pair”, “we,” “our,” “us” and words of similar import), required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence on the following page, together with related notes. In the opinion of management, the Unaudited Condensed Consolidated Financial Statements fairly present the financial condition of the Company.

LIBERATED SYNDICATION INC.
FINANCIAL STATEMENTS

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020 (Unaudited)	December 31, 2019
CURRENT ASSETS:
Cash	$17,886,587	$16,621,272
Accounts receivable, net	472,909(1)	549,044(1)
Prepaid expenses	743,078	614,417
Total current assets	19,102,574	17,784,733

Property and equipment, net	1,469,199	1,536,930
Goodwill	16,388,171	16,388,171
Definite life - intangible assets, net	5,641,543	5,929,371
Prepaid expense	393,391	363,091
Operating lease right-of-use assets	640,088	751,731
Deferred tax assets	1,974,797	1,847,979
Total assets	$45,609,763	$44,602,006

CURRENT LIABILITIES:
Accounts payable	$1,293,622	$760,163
Accrued expenses	185,818	1,087,271
Income tax payable	2,479,246	2,047,917
Deferred revenue	2,722,960	2,511,682
Current portion of capital lease obligation	-	831
Current portion of loans payable, net	2,645,229	2,643,824
Current portion of operating lease liabilities	394,473	408,828
Total current liabilities	9,721,348	9,460,516

LONG TERM LIABILITIES:
Loans payable, net of current portion	1,709,391	2,104,611
Capital lease obligation, net of current portion	-	-
Deferred revenue, net of current portion	650,243	601,234
Operating lease liabilities, net of current portion	245,615	342,903
Line of credit	2,000,000	2,000,000
Total long-term liabilities	4,605,249	5,048,748
Total liabilities	14,326,597	14,509,264

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock	29,291	29,272
Additional paid-in capital	35,313,465	35,243,171
Accumulated deficit	(4,059,590)	(5,179,701)
Total stockholders' equity	31,283,166	30,092,742
Total liabilities and stockholders' equity	$45,609,763	$44,602,006

Liberated Syndication Inc. and Subsidiaries Balance Sheet (Parenthetical)
Statement of Financial Position	March 31, 2020	December 31, 2019
Allowance for doubtful accounts [1]	14,000	14,000
Common stock authorized	200,000,000	200,000,000
Common stock par value	0.001	0.001
Common stock issued and outstanding	29,290,724	29,271,974

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended March 31,
	2020	2019

Revenue	$6,252,751	$6,282,979

Costs and operating expenses

Cost of revenue (excluding depreciation and amortization)	807,236	839,640
General and administrative	1,950,041	1,828,539
Technology	581,070	454,638
Selling	230,812	194,794
Customer support	751,167	659,868
Depreciation and amortization	514,004	742,097
Total costs and operating expenses	4,834,330	4,719,576
Operating income	1,418,421	1,563,403

Other Income (Expense)
Interest expense	(62,342)	(86,842)
Interest income	58,434	51,951
Other income benefit (expense)	10,134	(879)
Total other income (expense)	6,226	(35,770)
Income from operations before income taxes	1,424,647	1,527,633

Income tax expense	304,536	327,010
Net Income	$1,120,111	$1,200,623

BASIC AND DILUTED INCOME PER COMMON SHARE	$0.04	$0.04
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	29,271,983	29,721,294

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	29,271,974	$29,272	$35,243,171	$(5,179,701)	$30,092,742
Common Stock Issued for Services	18,750	19	70,294	-	70,313
Net income	-	-	-	1,120,111	1,120,111
Balance at March 31, 2020	29,290,724	$29,291	$35,313,465	$(4,059,590)	$31,283,166

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2019	29,721,974	$29,722	$35,010,552	$(8,013,542)	$27,026,732
Recapture of prior period non-cash compensation charges in the current period	-	-	(830,500)	-	(830,500)
Non-cash compensation awards	-	-	677,087	-	677,087
Net income	-	-	-	1,200,623	1,200,623
Balance at March 31, 2019	29,721,974	$29,722	$34,857,139	$(6,812,919)	$28,073,942

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2020	2019

Cash Flows from Operating Activities
Net income	$1,120,111	$1,200,623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	514,004	742,097
Issuance of common stock for services	70,313	-
Deferred income taxes	(126,818)	(101,529)
Non-cash compensation expense, net of recapture	-	(153,413)
Amortization of right-of-use asset	111,643	129,495
Discount on loan fees	6,185	7,403
Change in assets and liabilities:
Accounts receivable	76,135	83,155
Prepaid expenses	(158,961)	(152,627)
Accounts payable	533,460	(178,645)
Income taxes payable	431,328	428,539
Accrued expense	(901,453)	258,581
Operating lease liabilities	(111,643)	(129,495)
Deferred revenue	260,287	(136,664)
Net Cash Provided by Operating Activities	1,824,591	1,997,520

Cash Flows from Investing Activities:

Purchase of property and equipment	(158,445)	(143,304)
Net Cash Used in Investing Activities	(158,445)	(143,304)

Cash Flows from Financing Activities:
Repayment on term loan	(400,000)	(400,000)
Repayment on capital lease	(831)	(17,888)
Net Cash Used in Financing Activities	(400,831)	(417,888)

Net Increase in Cash	1,265,315	1,436,328
Cash at Beginning of Period	16,621,272	11,079,941
Cash at End of Period	$17,886,587	$12,516,269

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$56,571	$76,502
Income taxes	-	-

Supplemental Non-Cash Investing and Financing Activities
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	$-	$1,397,821

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

Basis of Presentation – Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include our accounts and the accounts of our subsidiaries. All material intercompany accounts and transactions have been eliminated.

Our interim financial statements are unaudited, and in our opinion, include all adjustments of a normal recurring nature necessary for the fair presentation of the periods presented. The results for the interim periods are not necessarily indicative of the results to be expected for any subsequent period or for the year ending December 31, 2020.

These financial statements should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the 2019 Form 10-K).

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

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents. At March 31, 2020, the Company had $17,449,014 cash balances in excess of federally insured limits.

Depreciation – Depreciation of property and equipment is provided on the straight-line method over the estimated useful lives.

Accounts Receivable – Accounts receivable consist of trade receivables arising in the normal course of business. At March 31, 2020 and December 31, 2019, the Company had an allowance for doubtful accounts of $14,000 and $14,000, respectively, which reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the three months ended March 31, 2020 and 2019, the Company did not adjust the allowance for bad debt.

Definite-life intangible assets – The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the asset.

Technology Costs - Software development costs associated with software to be sold, leased, or for internal use are expensed as incurred until technological feasibility, defined as a working model or prototype, has been established. At that time, such costs are capitalized until the product is available for general release. To date, costs incurred between the completion of a working model and the point at which the product is ready for general release have been insignificant. Accordingly, the Company has expensed all such costs to technology during the three months ended March 31, 2020 and 2019. Technology costs totaled $581,070 and $454,638 for the three months ended March 31, 2020 and 2019, respectively.

Goodwill – Goodwill is evaluated for impairment annually on December 31, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. Management noted no triggering events during the period ended March 31, 2020.

Advertising Costs – Advertising costs are expensed as incurred and amounted to $39,265 and $21,443 for the three months ending March 31, 2020 and 2019, respectively.

Fair Value of Financial Instruments – The Company accounts for fair value measurements for financial assets and financial liabilities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820. The authoritative guidance, which, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as the exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

The fair value of the equity-based awards during the first quarter of 2020 were determined based on market prices on the grant date.

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

Unless otherwise disclosed, the fair value of the Company’s financial instruments including cash, accounts receivable, prepaid expenses, accounts payable, deferred revenue and accrued expenses approximates their recorded values due to their short-term maturities.

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

Our revenue is categorized and disaggregated as follows:

Domains - Domains revenue primarily consists of domain registrations and renewals, domain privacy, domain application fees, domain back-orders, aftermarket domain sales and fee surcharges paid to the Internet Corporation for Assigned Names and Numbers (“ICANN”). Domain registrations provide a customer with the exclusive use of a domain during the applicable contract term. After the contract term expires, unless renewed, the customer can no longer access the domain. Consideration is recorded as deferred revenue when received, which is typically at the time of sale, and revenue, other than for aftermarket domain sales, is recognized over the period in which the performance obligations are satisfied, which is generally over the contract term. Aftermarket domain revenue is recognized when ownership of the domain is transferred to the buyer.

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

Podcast Hosting - Podcast hosting publishing services are billed on a month to month basis, with the first month’s bill prorated to the end of the month so all performance obligations are satisfied at each month-end. Consideration is recorded as revenue as the services, the underlying performance obligation, are provided or satisfied and collection is probable which is generally when received.

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

Leases – The Company accounts for leases in accordance with FASB ASC Topic 842. Leases that meet one or more of the finance lease criteria of standard are recorded as a finance lease, all other leases are operating leases.

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

NOTE 2 - PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:

	Life	March 31, 2020	December 31, 2019

Furniture, fixtures, and equipment	3-10 yrs	$8,262,927	$8,262,929
Leasehold improvements	3-5 yrs	2,646,400	2,646,399
Software	3 yrs	673,426	514,981
		11,582,753	11,424,309
Less: Accumulated depreciation		(10,113,554)	(9,887,379)
Property & equipment, net		$1,469,199	$1,536,930

Depreciation expense for the three months ended March 31, 2020 and 2019 was $226,176 and $277,769, respectively.

NOTE 3 - GOODWILL AND OTHER DEFINITE-LIFE INTANGIBLE ASSETS

Goodwill - The following is a summary of goodwill:

	March 31,	December 31,
	2020	2019

Pair	$4,903,920	$4,903,920
Libsyn	11,484,251	11,484,251
Goodwill at end of period	$16,388,171	$16,388,171

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - GOODWILL AND OTHER DEFINITE-LIFE INTANGIBLE ASSETS - Continued

Other definite-life intangible assets - Other intangible assets consist of customer relationships, intellectual property, trade name and non-compete agreements, which were generated through the acquisition of Pair. Management considers these intangible assets to have finite-lives except trade name assets. These assets are being amortized on a straight-line basis over their estimated useful lives.

As of March 31, 2020, identifiable intangible assets consisted of the following:

	Preliminary Fair Value	Weighted Average Useful Life (in Years)	Accumulated Amortization	Net Carrying Amount
Customer Relationships	$3,947,000	7	$1,268,678	$2,678,322
Intellectual Property	3,709,000	7	1,192,179	2,516,821
Trade Name	576,000	10	129,600	446,400
Total	$8,232,000		$2,590,457	$5,641,543

Amortization expense for the three months ended March 31, 2020 and 2019 was $ 287,828 and $464,329, respectively.

The estimated future amortization expenses related to other intangible assets as of March 31, 2020 are as follows:

For twelve months ending March 31,
2021	$1,151,314
2022	1,151,314
2023	1,151,314
2024	1,151,315
2025	1,036,286
Total	$5,641,543

NOTE 4 - LOANS

On December 27, 2017, the Company entered into a loan agreement (the “Loan Agreement”) among the Company, Libsyn, and Pair, together, and First Commonwealth Bank, a Pennsylvania bank and trust company (the “Bank”).

The Loan Agreement provides for: (i) a revolving credit facility pursuant to which the Company may borrow an aggregate principal amount not to exceed $2,000,000 (the “Revolving Credit Facility”); and (ii) a term loan in a principal amount equal to $8,000,000 (the “Term Loan” and, together with the Revolving Credit Facility, the “Facility”). A portion of the Revolving Credit Facility, up to $500,000, may be used for standby letters of credit for the account of the Company. As of March 31, 2020, $2,000,000 was drawn down on the revolving line and there was no additional availability under the Revolving Credit Facility.

The Term Loan currently accrues interest at LIBOR (London Interbank Offered Rate) plus 125 basis points or prime plus 75 basis points at the election of the Company. As of March 31, 2020, the Company had elected LIBOR plus 125 basis points or 2.19088%.

The Term Loan is repayable in quarterly installments of $400,000 commencing on March 30, 2018 and on the last day of each June, September, December and March thereafter, through and including September 30, 2022. Accrued interest is payable in arrears not less frequently than quarterly. The remaining unpaid principal balance of the Term Loan, together with accrued interest thereon, is due and payable in full on December 27, 2022. The Term Loan also calls for additional payment equal to the following: (1)100% of the proceeds from the sale of any shares of common stock, (2) 100% of the proceeds from the sale of assets not immediately replaced, and (3) excess liquidity in any given year up to $1,066,667 a year and no more than $3,200,000 over the life of the Term Loan. Excess liquidity is obtained when the audited financial statements reflect a cash balance greater than $4,600,000. Based upon the 2019 financial statements, the Company demonstrated excess liquidity per the Loan Agreement. As such, the company has included the expected $1,066,667 payment to the Bank as a current liability as of March 31, 2020. As of March 31, 2020, the balance on the Term Loan was $4,400,000.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – LOANS – Continued

The Company, Libsyn and Pair have granted the Bank a blanket security interest in their respective assets, and the Company has pledged the stock of Webmayhem Inc. and Pair Networks Inc. to the Bank, as security for all obligations under the Loan Agreement.

Borrowings under the Facility are at variable rates which are, at the Company’s option, tied to LIBOR plus an applicable rate or a prime rate. Interest rates are subject to change based on the Company’s combined cash balances. The Facility contains covenants that may have the effect of limiting the ability of the Company to, among other things, merge with or acquire other entities, enter into a transaction resulting in a change in control, create certain new liens, incur certain additional indebtedness, engage in certain transactions with affiliates, engage in new lines of business or sell a substantial part of its assets. The Facility also requires the Company to maintain certain consolidated fixed charge coverage ratios and minimum liquidity balances.

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

On December 27, 2017, the Company drew $10,000,000 under the Facility to finance a portion of the cash consideration for the purchase of Pair. Debt issuance costs of $113,000 for the Facility were recorded as a discount and will be amortized over the life of the Facility. As of March 31, 2020, the discount was $45,380.

Future maturities of the loans at March 31, 2020 are as follows:

Twelve months ending March 31,
2021	$2,666,667
2022	1,600,000
2023	133,333
Total	$4,400,000

NOTE 5 - CAPITAL STOCK

Common Stock - The Company has authorized 200,000,000 shares of common stock, $0.001 par value. As of March 31, 2020, 29,290,724 shares were issued and outstanding.

In prior periods, the Company issued stock-based awards to employees that contained a vesting performance condition related to the occurrence of an uplisting of the Company’s common stock to the Nasdaq stock exchange. Such awards were initially expensed in the period issued as the Company deemed it probable the performance condition would be met. During the first quarter of 2019, approximately $830,500 of previously recognized expense related to these awards was recaptured in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”) as a credit to general and administrative expense as it became less than probable that such performance conditions would occur within the time specified in the stock award agreements. Per the October 4, 2019 settlement agreement with Camac Fund, LP, and its affiliates Camac Partners, LLC, Camac Capital, LLC, and Eric Shahinian, (collectively, “Camac”), 300,000 of these shares were to be returned to the Company. As of March 31, 2020, this has not yet been completed. The Company is taking the necessary steps to irrevocably cancel these equity awards previously granted to the Company’s Chief Executive Officer and Chief Financial Officer.

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

On December 27, 2019 (“Modification Date”), the Company modified certain stock awards previously issued which contained a market condition. The prior agreement required the Company to obtain an average closing price of $5.00 per share (adjusted for stock splits) for any 10 consecutive trading days, in which case certain employees would retain 25% of the stock. The modification requires the Company to obtain an average closing price of $5.50 per share (adjusted for stock splits for any 10 consecutive trading days, in which case the award recipients will retain 100% of their stock. In accordance with ASC 718, the Company recorded the incremental fair value of the newly modified award over the fair value of the original award, as compensation expense totaling $385,582.

On February 18, 2020, of the Compensation Committee of the Board of Directors of Liberated Syndication Inc, a Nevada corporation (“Liberated Syndication” or the “Company”) approved (i) the extension and modification of stock agreements entered into with Laurie Sims (350,000 restricted shares of common stock, par value $0.001 per share or the “common stock”), Rob Walch (100,000 restricted shares of common stock), Todd Kammerer (25,000 restricted shares of common stock) and Greg Buretz (25,000 restricted shares of common stock) so that the original vesting conditions regarding the third and fourth tranches of such awards shall be extended to December 28, 2020, all unvested restricted shares shall be forfeited upon certain events of termination and vest immediately in the event of certain changes in control of the Company, (ii) the amendment of stock agreements entered into with Douglas Polinsky and Dennis Yevstifeyev each with respect to 200,000 shares of common stock, such that all such shares shall vest immediately in the event of certain changes in control of the Company, and (iii) the award of 25,000 shares of restricted common stock to each of Eric Shahinian, Bradley Tirpak and Brian Kibby as members of the Board of Directors, which shares shall vest in four equal quarterly tranches at the end of each quarter of 2020 and all such shares shall vest immediately in the event of certain changes in control of the Company.

On February 28, 2020, the Board of Directors approved the termination of John Busshaus. The Company anticipates that the 1,212,500 shares of unvested shares held by Mr. Busshaus will be forfeited and cancelled.

NOTE 6 – DEFERRED REVENUE

Deferred revenue consists of the following:

	March 31, 2020	December 31, 2019
Current:
Hosting services	$1,768,525	$1,664,811
Domains	737,787	688,717
Media subscription	216,648	158,154
	$2,722,960	$2,511,682
Noncurrent:
Hosting services	33,996	29,309
Domains	616,247	571,925
	650,243	601,234
Total Deferred Revenue	$3,373,203	$3,112,916

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – DEFERRED REVENUE - Continued

Deferred revenue as of March 31, 2020 is expected to be recognized as revenue as follows:

	Remainder of 2020	2021	2022	2023	2024	Thereafter	Total

Domains	$624,000	$314,698	$191,024	$137,496	$68,678	$18,139	$1,354,035
Hosting	1,691,306	106,835	4,379	-	-	-	1,802,520
Media Subscription	216,648	-	-	-	-	-	216,648
	$2,531,954	$421,533	$195,403	$137,496	$68,678	$18,139	$3,373,203

Disaggregated revenue consists of following:

	Three Months Ended March 31
	2020	2019
Hosting services	$2,209,108	$2,727,916
Podcast hosting	3,564,623	3,137,817
Advertising	125,856	173,641
Domains	280,428	241,531
Other	72,736	2,074
	$6,252,751	$6,282,979

NOTE 7 – INCOME TAXES

Our provision for income taxes for the three-month periods ended March 31, 2020 and 2019 was a tax expense of approximately $304,536 and $327,010, respectively, which resulted in an effective tax rate of 21% and 21%, respectively.

NOTE 8 – LEASES

We lease two office spaces, a Denver data center, and three Xerox machines. These leases are all classified as operating leases. There is one finance lease for Emerson batteries which is immaterial to our condensed consolidated financial statements, which was paid off during the period ended March 31, 2020. Operating lease assets and obligations are reflected within Operating lease right-of-use assets, Current portion of operating lease liabilities, and Operating lease liabilities, respectively, on the Condensed Consolidated Balance Sheet.
Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred.

We have options to renew lease terms for the office spaces and other assets. We evaluate renewal and termination options at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. The weighted average remaining lease term for our operating leases as of March 31, 2020 was 1.63 years.
The discount rate implicit within our leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate for purposes of classifying the lease and measuring the right-of-use asset and lease liability. The incremental borrowing rate for our leases is determined based on lease term in a similar economic environment, adjusted for impacts of collateral. The weighted average discount rate used to measure our operating lease liabilities as of March 31, 2020 was 4.42%.

For the first three months ended March 31, 2020, cash paid for amounts in the measurement of lease liabilities was $119,538. Total operating lease costs during the same period were $119,611.

For the first three months ended, March 31, 2019, cash paid for amounts in the measurement of lease liabilities was $139,298. Total operating lease costs during the same period were $139,712.

Maturity of lease liabilities:

Twelve months ending March 31,	Operating Leases
2021	414,607
2022	239,352
2023	10,680
Total lease payments	664,639
Less amount of lease payment representing interest	(24,551)
Total present value of lease payments	640,088

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 –EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income attributable to the Company by the weighted-average number of shares of common stock outstanding during the period. As of March 31, 2020, there were no common stock equivalents outstanding.

The following data shows the amounts used in computing earnings per share and the weighted average number of shares of common stock outstanding for the periods presented:

	For the Three Months ended
	March 31
	2020	2019

Income from operations available to common stockholders (numerator)	$1,120,111	$1,200,623
Income available to common stockholders (numerator)	$1,120,111	$1,200,623
Weighted average number of common shares outstanding during the period used in earnings per share (denominator)	29,271,983	29,721,974

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

On October 2, 2019, the Company formally accepted the resignation of John Busshaus, the former Chief Financial Officer of the Company. The Company received a letter from Mr. Busshaus, providing notice of his intent to resign for “Good Reason” as defined in Section 8(c) of the Employment Agreement pursuant to which he claimed to be entitled to the “Effect of Termination” under the Employment Agreement in Section 9(c). The Company has taken the position that it does not believe that there was “Good Reason” for his resignation and therefore is not entitled to the “Effect of Termination” under the Employment Agreement in Section 9(c).

On April 24, 2020 Mr. Busshaus filed a complaint against the Company with the American Arbitration Association (AAA) asserting claims arising from his employment relationship with Libsyn, including, inter alia, claims for wages, compensation and benefits, and claims prohibiting unlawful discharge and wrongful termination. Mr. Busshaus claims that he resigned for “Good Reason” as defined in Section 8(c) of his Employment Agreement pursuant to which he claims to be entitled to the “Effect of Termination” under the Employment Agreement in Section 9(c). The Company denies Mr. Busshaus’ claims in their entirety.

The Company entered into employment agreements with its executive officers and management that provide for bonus payments at the end of the agreement, and bonus upon termination without cause, or following a change of control by the Company or by the executive for good reason. As of March 31, 2020, the bonus accrual totals $441,667.

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

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - SEGMENT REPORTING – Continued

The following table presents summary information by segment for the three months ended March 31, 2020 and 2019, respectively:

	2020			2019
(in thousands)	Libsyn	Pair	Total	Libsyn	Pair	Total

Revenue	$3,780	$2,473	$6,253	$3,335	$2,948	$6,283
Cost of revenue	503	304	807	567	273	840

Total assets	$27,982	$17,628	$45,610	$23,555	$18,783	$42,338
Depreciation and amortization	$21	$493	$514	$17	$725	$742

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond the Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in the Company's reports on file with the Securities and Exchange Commission: the outbreak of the coronavirus (“COVID-19”) and the global spread of the COVID-19 pandemic during 2020, general economic or industry conditions, nationally and/or in the communities in which the Company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, changes in the web hosting and podcasting industries, the development of services that may be superior to the services offered by the Company, competition, changes in the quality or composition of the Company's services, our ability to develop new services, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting the Company’s operations, services and prices.

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

Pair Networks, Inc. (“Pair”)

Pair, founded in 1996, is one of the oldest and most experienced Internet hosting companies providing a full range of fast, powerful and reliable web hosting services. Pair offers a suite of Internet services from shared hosting to virtual private servers to customized solutions with world-class 24x7 on-site customer support. Based in Pittsburgh, Pair serves businesses, bloggers, artists, musicians, educational institutions and non-profit organizations around the world.

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

Virtual private servers

Virtual private servers (VPS) is a step up from a shared hosting solution in that specific server resources are allocated directly for a customer’s use, assuring performance levels. This is a more secure and reliable option that separates a customer’s site from others and is ideal for storage or database applications for businesses, developers, and fast-growing sites.

Dedicated servers

Dedicated servers provide yet another level of security and performance for those who need more processing power or storage. Servers are built to customer specifications and tuned for performance, reliability and efficiency to meet the demand of more robust applications. Through Pair QuickServe (QS), a powerful hosting solution with tremendous capacity and speed, servers are ready for a customer’s use quickly and fully managed to keep them up to date.

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

Optimized WordPress

WordPress (WP) is one of the fastest growing Content Management Systems (CMS) powering web sites today. Pair offers a managed WP product line that is optimally configured for performance and security. This managed WP service provides fast performance, high availability and security by keeping sites up to date with the latest WP core updates and patches and ensuring hardware and network speed and uptime. The WP service offers a range of scalable solutions from several to unlimited WP sites, ideal for single sites through enterprise applications.

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

Results of Operations

Three months Ended March 31, 2020 and 2019.

During the three months ended March 31, 2020, the Company recorded revenues of $6,252,751, a 0.5% decrease from revenues of $6,282,979 for the same period in 2019. The decrease for 2020 reflects a decrease due to Pair’s hosting and domain offerings and a slight decrease to LibsynPro revenue, offset by an increase in Libsyn4 hosting revenue. Libsyn contributed $3,779,264 and $3,334,635 of revenue during the first three months of 2020 and 2019, respectively. Pair contributed $ 2,473,487 and $2,948,344 of revenue during the first three months of 2020 and 2019, respectively.

Libsyn4 hosting revenue increased $450,552, or 17% during the first three months ended March 31, 2020 when compared to the same period in 2019 due to the growth in the number of podcasts on the network. LibsynPro revenue decreased slightly by 4% as a result of relatively flat revenue from producers using the LibsynPro networks and using our platform. Advertising revenue decreased $48,891 during the first three months of 2020 versus the same period of 2018. The decrease resulted from decrease in the dollars being spent on ad campaigns during the first three months of 2020 with existing advertisers. Premium subscription revenue increased $66,228.

The Company recorded total costs and operating expenses of $4,834,330 during the first three months of 2020, a 2% increase as compared to total costs and operating expenses of $4,719,576 during the same period of 2019. Libsyn contributed $2,165,048 to total costs and operating expenses during the first three months of 2020, and $2,066,782 during the same period in 2019. Pair contributed $2,669,282 to total costs and operating expenses during the first three months of 2019 and $2,652,794 during the same period in 2018.

During the first three months of 2020, cost of revenue totaled $807,236, a 3.9% increase as compared to $839,640 for the same period in 2019. Libsyn contributed $503,482 while Pair contributed $303,754 to the cost of revenue during the first three months of 2020. Libsyn recorded a decrease in bandwidth costs and ad sharing paid to producers offset by an increase in credit card processing fees, and colocation fees during the first three months of 2020 versus 2019. Pair recorded a decrease in domain name fees and internet fees. Cost of revenue as a percentage of revenue for Libsyn decreased to 13% during the first three months of 2020 from 21% during the same period in 2019. This is a reflection of the reduction in the bandwidth rate to deliver the podcasts, off-set by an increase in bandwidth usage during the first three months of 2020 due to the growth in the number of podcasts and increased podcast consumption on the Libsyn Platform. Cost of revenue as a percentage of revenue for Pair increased to 12% during the first three months of 2020 from 9% during the same period in 2019. This is due primarily to the increase in domain name purchase fees and internet connectivity fees.

General and administrative expenses totaled $1,950,041 during the first three months of 2020 versus $1,828,539 during the same period in 2019, an increase of 7%. The increase was driven primarily due to an increase in legal and advisory fees, wage expense, and insurance costs, offset by a decrease in professional fees as well as a reduction of non-cash expense for Libsyn. General and administrative expense for Pair during the first three months of 2020 was $842,422 and $686,643 for the same period in 2019. General and administrative for Libsyn for the same periods was $1,141,896 and $781,888, respectively.

Technology expenses represented $581,070 during the first three months of 2020 versus $454,638 in 2019, driven by an increase in wage expense during the first three months of 2020. Selling expenses during the first three months of 2020 were $230,812 versus $194,794 during the same period in 2019 driven by an increase in advertising expense. Customer support expenses in the first three months of 2020 were $751,167 versus $659,868 during the same period in 2019 driven by the increase in support staff costs.

Depreciation and amortization expenses consist of charges relating to the depreciation of the property and equipment used in our operations and the amortization of intangible assets. Depreciation and amortization expense for the first three months of 2020 was $514,004 and $742,097 during the same period in 2019. During the first three months of 2020, Libsyn contributed $20,040 and Pair contributed $492,964 to depreciation and amortization expense.

Interest expense for the first three months of 2020 was $62,342 compared to $86,842 in the three months of 2019, which represents interest on the loan facility obtained in connection with the acquisition of Pair. Interest expense for the three months of 2020 was offset with interest income of $58,434, resulting in net cash expenditure of $3,908.

Income tax expense for the three months ended March 31, 2020 was $304,536, which represents a change in the deferred tax assets and the expected federal balance due for the three month period ended March 31, 2020. Income tax expense for the three months ended March 31, 2019 was $327,010.

The Company’s net income was $1,120,111 for the three months ended March 31, 2020. This represents a $80,512 decrease from $1,200,623 for the three months ended March 31, 2019. Earnings per share remained the same at $0.04 per share for the first three months of 2020 when compared to the first three months of 2019.

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

As of March 31, 2020, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls. Based upon that evaluation, the Chief Executive Officer and the Interim Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were not effective to accomplish their objectives at the reasonable assurance level due to limited accounting and reporting personnel and a lack of segregation of duties due to limited financial resources and the size of our company. On an on-going basis we will evaluate the adequacy of our controls and procedures.

(b) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101.1
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	7/10/2020	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	7/10/2020	/s/ Gabriel J. Mosey
Gabriel J. Mosey
Interim Chief Financial Officer