Form 10-Q
period 2020-06-30
Liberated Syndication Inc.
filed 2020-08-14
CIK 1667489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from
to

Commission File No. 000-55779

LIBERATED SYNDICATION INC.
 (Exact name of registrant as specified in its charter)

NEVADA	47-5224851
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5001 Baum Boulevard, Suite 770
Pittsburgh, Pennsylvania 15213
 (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number: (412) 621-0902

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of August 13, 2020, there were 29,309,474 shares of common stock, par value $0.001, of the registrant issued and outstanding.

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

LIBERATED SYNDICATION INC.
FINANCIAL STATEMENTS

CONTENTS

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
CURRENT ASSETS:	(Unaudited)
Cash	$19,432,706	$16,621,272
Accounts receivable, net	429,545[1]	549,044[1]
Prepaid expenses	1,102,982	614,417
Total current assets	20,965,233	17,784,733

Property and equipment, net	1,252,895	1,536,930
Goodwill	16,388,171	16,388,171
Definite life - intangible assets, net	5,353,714	5,929,371
Prepaid expense	414,302	363,091
Operating lease right-of-use assets	533,598	751,731
Deferred tax assets	2,052,691	1,847,979
Total assets	$ 46,960,604	$44,602,006

CURRENT LIABILITIES:
Accounts payable	$701,262	$760,163
Accrued expenses	589,743	1,087,271
Income tax payable	4,184,359	2,047,917
Deferred revenue	2,680,666	2,511,682
Current portion of capital lease obligation	-	831
Current portion of loans payable, net	2,646,594	2,643,824
Current portion of operating lease liabilities	386,349	408,828
Total current liabilities	11,188,973	9,460,516

LONG-TERM LIABILITIES:
Loans payable, net of current portion	1,313,876	2,104,611
Deferred revenue, net of current portion	681,663	601,234
Operating lease liabilities, net of current portion	147,249	342,903
Line of credit	2,000,000	2,000,000
Total long-term liabilities	4,142,788	5,048,748
Total liabilities	15,331,761	14,509,264

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock	29,310	29,272
Additional paid-in capital	35,383,759	35,243,171
Accumulated deficit	(3,784,226)	(5,179,701)
Total stockholders' equity	31,628,843	30,092,742
Total liabilities and stockholders' equity	$46,960,604	$44,602,006

Liberated Syndication Inc. and Subsidiaries Balance Sheet
Statement of Financial Position	June 30, 2020	December 31, 2019
Allowance for doubtful accounts [1]	14,000	14,000
Common stock authorized	200,000,000	200,000,000
Common stock par value	0.001	0.001
Common stock issued and outstanding	29,309,474	29,271,974

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenue	$6,349,742	$5,700,635	$12,602,493	$11,983,614

Costs and operating expenses

Cost of revenue (excluding depreciation and amortization)	622,301	860,848	1,429,537	1,700,488
General and administrative	1,687,822	1,905,567	3,637,863	3,734,106
Technology	577,782	457,151	1,158,852	911,789
Selling	299,010	214,542	529,822	409,336
Customer support	725,948	648,565	1,477,115	1,308,433
Depreciation and amortization	510,326	745,093	1,024,330	1,487,190
Total costs and operating expenses	4,423,189	4,831,766	9,257,519	9,551,342
Operating income	1,926,553	868,869	3,344,974	2,432,272

Other income (expense)
Interest expense	(34,162)	(82,880)	(96,504)	(169,722)
Interest income	8,951	59,738	67,385	111,689
Other income (expense)	1,215	2,252	11,349	1,373
Total other income (expense)	(23,996)	(20,890)	(17,770)	(56,660)
Income before income taxes	1,902,557	847,979	3,327,204	2,375,612

Income tax expense	1,627,193	183,932	1,931,729	510,942
Net Income	$275,364	$664,047	$1,395,475	$1,864,670

BASIC AND DILUTED INCOME PER COMMON SHARE	$0.01	$0.02	$0.05	$0.06
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	29,290,724	29,336,260	29,281,349	29,528,051

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	29,271,974	$29,272	$35,243,171	$(5,179,701)	$30,092,742
Common Stock Issued for Services	18,750	19	70,294	-	70,313
Net income	-	-	-	1,120,111	1,120,111
Balance at March 31, 2020	29,290,724	$29,291	$35,313,465	$(4,059,590)	$31,283,166
Common Stock Issued for Services	18,750	19	70,294	-	70,313
Net income	-	-	-	275,364	275,364
Balance at June 30, 2020	29,309,474	$29,310	$35,383,759	$(3,784,226)	$31,628,843

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2019	29,721,974	$29,722	$35,010,552	$(8,013,542)	$27,026,732
Recapture of prior period non-cash compensation charges in the current period	-	-	(830,500)	-	(830,500)
Non-cash compensation awards	-	-	677,088	-	677,088
Net income	-	-	-	1,200,623	1,200,623
Balance at March 31, 2019	29,721,974	$29,722	$34,857,140	$(6,812,919)	$28,073,942
Stock forfeiture	(45,000)	(450)	450	-	-
Net income	-	-	-	664,047	664,047
Balance at June 30, 2019	29,271,974	$29,272	$34,857,590	$(6,148,872)	$28,737,990

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2020	2019

Cash Flows from Operating Activities
Net income	$1,395,475	$1,864,670
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,024,330	1,487,190
Deferred income taxes	(204,712)	(203,688)
Non-cash compensation expense, net of recapture	140,626	(153,413)
Amortization of right-of-use asset	218,133	255,240
Discount on loan fees	12,036	14,567
Change in assets and liabilities:
Accounts receivable	119,499	2,825
Prepaid expenses	(539,776)	(259,029)
Accounts payable	(58,901)	(21,590)
Income taxes payable	2,136,442	714,630
Accrued expense	(497,528)	579,403
Operating lease liabilities	(218,133)	(255,240)
Deferred revenue	249,412	240,558
Net Cash Provided by Operating Activities	3,776,903	4,266,123

Cash Flows from Investing Activities:

Purchase of property and equipment	(164,638)	(304,597)
Net Cash Used in Investing Activities	(164,638)	(304,597)

Cash Flows from Financing Activities:
Repayment on term loan	(800,000)	(800,000)
Repayment on capital lease	(831)	(36,012)
Net Cash Used in Financing Activities	(800,831)	(836,012)

Net Increase in Cash	2,811,434	3,125,514
Cash at Beginning of Period	16,621,272	11,079,941
Cash at End of Period	$19,432,706	$14,205,455

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$84,683	$153,612
Income taxes	-	-

Supplemental Non-Cash Investing and Financing Activities
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	$-	$1,397,821

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Liberated Syndication Inc. was organized on September 30, 2015. Webmayhem, Inc. (“Libsyn”), a Pennsylvania corporation, currently a wholly owned subsidiary of the Company, was originally organized on January 1, 2001. Libsyn provides podcast hosting services for producers of content. Libsyn also offers ad insertion on certain of the producers’ content. Libsyn offers hosting and distribution tools, including storage, bandwidth, syndication creation, distribution, and statistics tracking. Libsyn offers an enterprise solution for professional media producers and corporate customers and a premium subscription service that provides producers a custom app and a podcast website where listeners can access their show, login to purchase a subscription, and get access to premium content.

On December 27, 2017, the Company purchased all the issued and outstanding shares of Pair Networks Inc. (“Pair”), a Pennsylvania corporation, and subsidiaries Ryousha Kokusai, LLC (“Ryousha”) and 660837NB, Inc. (“NB”), in a transaction accounted for as a purchase.

Pair provides web hosting services and domain name registrations. Services include shared web hosting, e-commerce, fully managed virtual private and dedicated servers, customer self-managed dedicated servers, domain-name registration, co-location and content-delivery networks. Pair began operations in August 1995. It incorporated in the state of Pennsylvania in August 1998. Pair’s principal operations are conducted on-site in Pittsburgh, PA. Pair also has an operating site in Denver, CO, and a remote site back-up location in Pittsburgh, PA.

Ryousha (dba Pair International), a wholly owned single-member limited liability company subsidiary of Pair, was formed on January 1, 2015. Value added taxes (“VAT”) related to sales occurring in European Union countries, which are subject to VAT, are paid through Ryousha. There are no operating activities conducted by Ryousha. NB, a Canadian company, was organized on December 2, 2011. NB is used solely for holding the Canadian tradenames and domain names of Pair. There are no operating activities conducted by NB.

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

These financial statements should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”).

Accounting Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management made assumptions and estimates for determining accounts receivable reserves, depreciation of fixed assets, deferred taxes and in determining the impairment of definite life intangible assets and goodwill. Actual results could differ from those estimated by management.

Our more significant estimates include:

●
the assessment of recoverability of long-lived assets, including property and equipment, goodwill and intangible assets;
●
the estimated reserve for refunds;
●
the estimated useful lives of intangible and depreciable assets;
●
the grant date fair value of equity-based awards; and
●
the recognition, measurement, and valuation of current and deferred income taxes.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

We periodically evaluate these estimates and adjust prospectively, if necessary. We believe our estimates and assumptions are reasonable; however, actual results may differ from our estimates.

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents. At June 30, 2020, the Company had $19,018,386 cash balances in excess of federally insured limits.

Depreciation – Depreciation of property and equipment is provided on the straight-line method over the estimated useful lives.

Accounts Receivable – Accounts receivable consist of trade receivables arising in the normal course of business. At June 30, 2020 and December 31, 2019, the Company had an allowance for doubtful accounts of $14,000 and $14,000, respectively, which reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the six months ended June 30, 2020 and 2019, the Company did not adjust the allowance for bad debt.

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

Technology Costs - Software development costs associated with software to be sold, leased, or for internal use are expensed as incurred until technological feasibility, defined as a working model or prototype, has been established. At that time, such costs are capitalized until the product is available for general release. To date, costs incurred between the completion of a working model and the point at which the product is ready for general release have been insignificant. Accordingly, the Company has expensed all such costs to technology expense during the six months ended June 30, 2020 and 2019. Technology costs totaled $1,158,852 and $911,789 for the six months ended June 30, 2020 and 2019, respectively. Technology costs totaled $577,782 and $457,151 for the three months ended June 30, 2020 and 2019, respectively.

Goodwill – Goodwill is evaluated for impairment annually on December 31, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. Management noted no triggering events during the quarter ended June 30, 2020.

Advertising Costs – Advertising costs are expensed as incurred and amounted to $101,398 and $42,508 for the six months ended June 30, 2020 and 2019, respectively. Advertising costs totaled $62,133 and $21,065 for the three months ended June 30, 2020 and 2019, respectively.

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

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

The fair value of the equity-based awards during the second quarter of 2020 were determined based on market prices on the grant date.

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

Leases – The Company accounts for leases in accordance with FASB ASC Topic 842. Leases that meet one or more of the finance lease criteria are recorded as a finance lease, all other leases are operating leases.

Earnings Per Share – The Company computes earnings per share in accordance with FASB ASC Topic 260, which requires the Company to present basic earnings per share and diluted earnings per share when the effect is dilutive (see Note 9).

Income Taxes – The Company accounts for income taxes in accordance with FASB ASC Topic 740, Accounting for Income Taxes. This topic requires an asset and liability approach for accounting for income taxes (see Note 7).

Recently Enacted Accounting Standards - Recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at:

	Life	June 30, 2020	December 31, 2019

Furniture, fixtures, and equipment	3-10 yrs	$8,262,929	$8,262,929
Leasehold improvements	3-5 yrs	2,646,399	2,646,399
Software	3 yrs	679,618	514,981
		11,588,946	11,424,309
Less: Accumulated depreciation		(10,336,051)	(9,887,379)
Property and equipment, net		$1,252,895	$1,536,930

Depreciation expense for the six months ended June 30, 2020 and 2019 was $448,673 and $558,533, respectively. Depreciation expense for the three months ended June 30, 2020 and 2019 was $222,497 and $280,764, respectively.

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

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - GOODWILL AND OTHER DEFINITE-LIFE INTANGIBLE ASSETS - Continued

Other definite-life intangible assets - Other intangible assets consist of customer relationships, intellectual property, and trade name, which were generated through the acquisition of Pair. Management considers these intangible assets to have finite-lives except trade name assets. These assets are being amortized on a straight-line basis over their estimated useful lives.

As of June 30, 2020, identifiable intangible assets consisted of the following:

	Preliminary Fair Value	Weighted Average Useful Life (in Years)	Accumulated Amortization	Net Carrying Amount
Customer Relationships	$3,947,000	7	$1,409,643	$2,537,357
Intellectual Property	3,709,000	7	1,324,643	2,384,357
Trade Name	576,000	10	144,000	432,000
Total	$8,232,000		$2,878,286	$5,353,714

As of December 31, 2019, identifiable intangible assets consisted of the following:

	Preliminary Fair Value	Weighted Average Useful Life (in Years)	Accumulated Amortization	Net Carrying Amount
Customer Relationships	$3,947,000	7	$1,127,714	$2,819,286
Intellectual Property	3,709,000	7	1,059,714	2,649,285
Trade Name	576,000	10	115,200	460,800
Non-compete	1,412,000	2	1,412,000	-
Total	$9,644,000		$3,714,628	$5,929,371

Amortization expense for the six months ended June 30, 2020 and 2019 was $575,657 and $928,657, respectively. Amortization expense for the three months ended June 30, 2020 and 2019 was $287,829 and $464,328, respectively.

The estimated future amortization expenses related to other intangible assets as of June 30, 2020 are as follows:

For twelve months ending June 30,
2021	$1,151,314
2022	1,151,314
2023	1,151,314
2024	1,151,315
2025	748,457
Total	$5,353,714

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LOANS

On December 27, 2017, the Company entered into a loan agreement (the “Loan Agreement”) among the Company, Libsyn, and Pair, together, and First Commonwealth Bank, a Pennsylvania bank and trust company (the “Bank”).

The Loan Agreement provides for: (i) a revolving credit facility pursuant to which the Company may borrow an aggregate principal amount not to exceed $2,000,000 (the “Revolving Credit Facility”); and (ii) a term loan in a principal amount equal to $8,000,000 (the “Term Loan” and, together with the Revolving Credit Facility, the “Facility”). A portion of the Revolving Credit Facility, up to $500,000, may be used for standby letters of credit for the account of the Company. As of June 30, 2020, $2,000,000 was drawn down on the revolving line and there was no additional availability under the Revolving Credit Facility.

The Term Loan currently accrues interest at LIBOR (London Interbank Offered Rate) plus 125 basis points or prime plus 75 basis points at the election of the Company. As of June 30, 2020, the Company had elected LIBOR plus 125 basis points or 1.43363%.

The Term Loan is repayable in quarterly installments of $400,000 commencing on March 30, 2018 and on the last day of each June, September, December and March thereafter, through and including September 30, 2022. Accrued interest is payable in arrears not less frequently than quarterly. The remaining unpaid principal balance of the Term Loan, together with accrued interest thereon, is due and payable in full on December 27, 2022. The Term Loan also calls for additional payment equal to the following: (1)100% of the proceeds from the sale of any shares of common stock, (2) 100% of the proceeds from the sale of assets not immediately replaced, and (3) excess liquidity in any given year up to $1,066,667 a year and no more than $3,200,000 over the life of the term loan. Excess liquidity is obtained when the audited financial statements reflect a cash balance greater than $4,600,000. Based upon the 2019 audited financial statements, the Company demonstrated excess liquidity per the Loan Agreement. As such, the Company has included the expected $1,066,667 payment to the Bank as a current liability as of June 30, 2020. As of June 30, 2020, the balance on the Term Loan was $4,000,000.

The Company, Libsyn and Pair have granted the Bank a blanket security interest in their respective assets, and the Company has pledged the stock of Libsyn and Pair to the Bank, as security for all obligations under the Loan Agreement.

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

On December 27, 2017, the Company drew $10,000,000 under the Facility to finance a portion of the cash consideration for the purchase of Pair. Debt issuance costs of $113,000 for the Facility were recorded as a discount and will be amortized over the life of the Facility. As of June 30, 2020, the discount was $39,530.

Future maturities of the loans at June 30, 2020 are as follows:

Twelve months ending June 30,
2021	$2,666,667
2022	1,200,000
2023	133,333
Total	$4,000,000

NOTE 5 - CAPITAL STOCK

Common Stock - The Company has authorized 200,000,000 shares of common stock, $0.001 par value. As of June 30, 2020, 29,309,474 shares were issued and outstanding.

In prior periods, the Company issued stock-based awards to employees that contained a vesting performance condition related to the occurrence of an uplisting of the Company’s common stock to the Nasdaq stock exchange. Such awards were initially expensed in the period issued as the Company deemed it probable the performance condition would be met. During the first quarter of 2019, approximately $830,500 of previously recognized expense related to these awards was recaptured in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”) as a credit to general and administrative expense as it became less than probable that such performance conditions would occur within the time specified in the stock award agreements. Per the October 4, 2019 settlement agreement with Camac Fund, LP, and its affiliates Camac Partners,

LLC, Camac Capital, LLC, and Eric Shahinian, (collectively, “Camac”), 300,000 of these shares were to be returned to the Company. As of June 30, 2020, this had not been completed.

On March 15, 2019 (“Modification Date”), the Company modified certain stock awards previously issued which contained a market condition. The prior agreement required the Company’s adjusted market capitalization to exceed $75 million on five consecutive days by April 23, 2019, whereas the modified award increases the adjusted market capitalization threshold to $80 million on five consecutive days within 18 months of the Modification Date. In accordance with ASC 718, the Company recorded the incremental fair value of the modified award over the fair value of the original award, as compensation expense totaling $677,088.

On April 13, 2019, 450,000 shares of common stock were forfeited as certain milestones were not achieved.

On December 27, 2019, the Company modified certain stock awards previously issued which contained a market condition. The prior agreement required the Company to obtain an average closing price of $5.00 per share (adjusted for stock splits) for any 10 consecutive trading days, in which case certain employees would retain 25% of the stock. The modification requires the Company to obtain an average closing price of $5.50 per share (adjusted for stock splits for any 10 consecutive trading days, in which case the award recipients will retain 100% of their stock. In accordance with ASC 718, the Company recorded the incremental fair value of the newly modified award over the fair value of the original award, as compensation expense totaling $385,582.

On February 18, 2020, of the Compensation Committee of the Board of Directors of the Company approved (i) the extension and modification of stock agreements entered into with Laurie Sims (350,000 restricted shares of common stock), Rob Walch (100,000 restricted shares of common stock), Todd Kammerer (25,000 restricted shares of common stock) and Greg Buretz (25,000 restricted shares of common stock) so that the original vesting conditions regarding the third and fourth tranches of such awards were extended to December 28, 2020, and all unvested restricted shares shall be forfeited upon certain events of termination and vest immediately in the event of certain changes in control of the Company, (ii) the amendment of stock agreements entered into with Douglas Polinsky and Dennis Yevstifeyev each with respect to 200,000 shares of common stock, such that all such shares shall vest immediately in the event of certain changes in control of the Company, and (iii) the award of 25,000 restricted shares of common stock to each of Eric Shahinian, Bradley Tirpak and Brian Kibby as members of the Board of Directors, which shares shall vest in four equal quarterly tranches at the end of each quarter of 2020 and all such shares shall vest immediately in the event of certain changes in control of the Company.

On February 28, 2020, the Board of Directors approved the termination of John Busshaus, the Company’s former Chief Financial Officer. The Company anticipates that the 1,212,500 shares of unvested shares held by Mr. Busshaus will be forfeited and cancelled. See Note 10 for additional information.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – DEFERRED REVENUE

Deferred revenue consists of the following:

	June 30, 2020	December 31, 2019
Current:
Hosting services	$1,713,649	$1,664,811
Domains	760,352	688,717
Media subscription	206,665	158,154
	$2,680,666	$2,511,682
Noncurrent:
Hosting services	36,240	29,309
Domains	645,423	571,925
	681,663	601,234
Total Deferred Revenue	$3,362,329	$3,112,916

Deferred revenue as of June 30, 2020 is expected to be recognized as revenue as follows:

	Remainder of 2020	2021	2022	2023	2024	Thereafter	Total

Domains	$478,808	$432,806	$222,689	$157,754	$85,901	$27,818	$1,405,776
Hosting	1,377,957	362,896	9,035	-	-	-	1,749,888
Media Subscription	206,665	-	-	-	-	-	206,665
	$2,603,430	$795,702	$231,724	$157,754	$85,901	$27,818	$3,362,329

Disaggregated revenue consisted of the following:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Hosting services	$2,117,231	$1,890,719	$4,326,339	$4,618,635
Podcast hosting	3,679,206	3,326,710	7,243,830	6,464,527
Advertising	93,875	158,244	219,731	331,884
Domains	286,433	244,306	566,861	485,838
Other	172,997	80,656	245,732	82,730
	$6,349,742	$5,700,635	$12,602,493	$11,983,614

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INCOME TAXES

Our provision for income taxes for the six-month periods ended June 30, 2020 and 2019 was a tax expense of approximately $1,931,729 and $510,942, respectively, which resulted in an effective tax rate of 58% and 22%, respectively.

Our provision for income taxes for the three-month periods ended June 30, 2020 and 2019 was a tax expense of approximately $1,627,193 and $183,932, respectively, which resulted in an effective tax rate of 86% and 22%, respectively.

We account for uncertain tax positions pursuant to the recognition and measurement criteria under ASC 740. It is reasonably possible that $1.2 million of uncertain tax positions will be recognized within the next 12 months due to our inability to respond to IRS requests related to an ongoing IRS examination.

NOTE 8 – LEASES

We lease two office spaces, a Denver data center, and three Xerox machines. These leases are all classified as operating leases. There is one finance lease for Emerson batteries which is immaterial to our condensed consolidated financial statements, which was paid off during the quarter ended March 31, 2020. Operating lease assets and obligations are reflected within Operating lease right-of-use assets, Current portion of operating lease liabilities, and Operating lease liabilities, respectively, on the Condensed Consolidated Balance Sheet.

Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred.

We have options to renew lease terms for the office spaces and other assets. We evaluate renewal and termination options at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. The weighted average remaining lease term for our operating leases as of June 30, 2020 was 1.42 years.

The discount rate implicit within our leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate for purposes of classifying the lease and measuring the right-of-use asset and lease liability. The incremental borrowing rate for our leases is determined based on lease term in a similar economic environment, adjusted for impacts of collateral. The weighted average discount rate used to measure our operating lease liabilities as of June 30, 2020 was 4.42%.

For the six months ended June 30, 2020, cash paid for amounts in the measurement of lease liabilities was $232,687. Total operating lease costs during the same period were $232,833.

Maturity of lease liabilities:

Twelve months ending June,	Operating Leases
2021	402,178
2022	147,163
2023	2,150
Total lease payments	551,491
Less amount of lease payment representing interest	(17,893)
Total present value of lease payments	553,598

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 –EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income attributable to the Company by the weighted-average number of shares of common stock outstanding during the period. As of June 30, 2020, there were no common stock equivalents outstanding.

The following data shows the amounts used in computing earnings per share and the weighted average number of shares of common stock outstanding for the periods presented:

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
	2020	2019	2020	2019

Income from operations available to common stockholders (numerator)	$275,364	$664,047	$1,395,475	$1,864,670
Income available to common stockholders (numerator)	$275,364	$664,047	$1,395,475	$1,864,670
Weighted average number of common shares outstanding during the period used in earnings per share (denominator)	29,290,724	29,336,260	29,281,349	29,528,051

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Although the Company does not expect to be liable for any obligations not expressly assumed by the Company from the distribution by FAB Universal Corp. (“FAB”) to its stockholders of the Company’s common stock (the “Spin-Off”), it is possible that the Company could be required to assume responsibility for certain obligations retained by FAB, the former parent company of the Company, should FAB fail to pay or perform its retained obligations. FAB may have obligations that at the present time are unknown or unforeseen. As the nature of such obligations are unknown, we are unable to provide an estimate of the potential obligation. However, should FAB incur such obligations, the Company may be financially obligated to pay any losses incurred.

On October 2, 2019, the Company formally accepted the resignation of John Busshaus, the former Chief Financial Officer of the Company. The Company received a letter from Mr. Busshaus, providing notice of his intent to resign for “Good Reason” as defined in Section 8(c) of the Employment Agreement pursuant to which he claimed to be entitled to the “Effect of Termination” under the Employment Agreement in Section 9(c). The Company contends that there was not “Good Reason” for his resignation and therefore he is not entitled to the “Effect of Termination” under Section 9(c) of the Employment Agreement.

On April 24, 2020 Mr. Busshaus filed a complaint against the Company with the American Arbitration Association (AAA) asserting claims arising from his employment relationship with the Company, including, inter alia, claims for wages, compensation and benefits, and claims of unlawful discharge and wrongful termination. Mr. Busshaus claims that he resigned for “Good Reason” as defined in Section 8(c) of his Employment Agreement pursuant to which he claims to be entitled to the “Effect of Termination” under Section 9(c) of the Employment Agreement. The Company denies Mr. Busshaus’ claims in their entirety and intends to vigorously defend its position.

As of June 30, 2020, there has been no further update to the complaint filed against the Company.

The Company has entered into employment agreements with its executive officers and management that provide for bonus payments to be paid at the end of such agreements, and bonus payments to be paid upon an executive’s termination without cause or for good reason, or following a change of control by the Company. As of June 30, 2020, the bonus accrual totaled $542,234.

NOTE 11 - SEGMENT REPORTING

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company's business segments.

The Company is engaged in providing hosting services. The Company's chief operating decision maker (“CODM”) has been identified as the CEO who reviews the financial information of separate operating segments when making decisions about allocating resources and assessing performance of the group. Based on management's assessment, the Company has determined that it has two operating segments as of June 30, 2020 which are podcast hosting services (Libsyn) and internet hosting services (Pair).

The following table presents summary information by segment for the six months ended June 30, 2020 and 2019, respectively:

	2020			2019
(in thousands)	Libsyn	Pair	Total	Libsyn	Pair	Total

Revenue	$7,750	$4,852	$12,602	$6,925	$5,059	$11,984
Cost of revenue	960	470	1,430	1,153	547	1,700

Total assets	$29,353	$17,607	$46,960	$25,064	$18,542	$43,606
Depreciation and amortization	$42	$982	$1,024	$38	$1,449	$1,487

The following table presents summary information by segment for the three months ended June 30, 2020 and 2019, respectively:

	2020			2019
(in thousands)	Libsyn	Pair	Total	Libsyn	Pair	Total

Revenue	$3,971	$2,379	$6,350	$3,590	$2,110	$5,700
Cost of revenue	456	166	622	586	275	861

Depreciation and amortization	$21	$489	$510	$20	$725	$745

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - SUBSEQUENT EVENTS

On August 3, 2020, the Company announced the appointment of Richard P. Heyse as the Company’s Chief Financial Officer, effective as of August 1, 2020. Gabriel Mosey resigned as Interim Chief Financial Officer, a position he has held since October 2019, effective as of Mr. Heyse’s appointment. Mr. Mosey will remain with the Company as Corporate Controller.

On August 5, 2020, Libsyn announced that Christopher J. Spencer informed the Company’s Board of Directors (the “Board”) on July 31, 2020 that he is stepping down from his position as Chief Executive Officer and as a director of the Company, effective immediately. Mr. Spencer will continue to work for the Company as a senior advisor. Under Separation and Transition Services Agreement and General Release, Mr. Spencer will sell 1,353,795 shares of the Company’s common stock, which consists of 1,125,000 vested performance shares and 228,795 previously owned shares, to the Company for a purchase price equal to $3.00 per share of Common Stock, totaling an aggregate payment by the Company of $4,061,385. Laurie Sims has been named as the Company’s President, Chief Operating Officer and Principal Executive Officer.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Safe Harbor Statement.

Statements made in this Form 10-Q which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, including, without limitation, (i) our ability to gain a larger share of the web hosting and podcasting industries, our ability to continue to develop services acceptable to our industries, our ability to retain our business relationships, our ability to raise capital and the growth of the web and podcasting hosting and domain industries, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets", "tend" or similar expressions.

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

Company Overview

Founded in 2015, Liberated Syndication Inc. (“the “Company”, “parent”, “we,” or “us” and words of similar import), a Nevada corporation, provides podcast hosting services through its wholly-owned subsidiary Webmayhem Inc., a Pennsylvania corporation (“Libsyn”), and web hosting services through its wholly-owned subsidiary Pair Networks, Inc., a Pennsylvania corporation (“Pair” or “PNI”). The Company’s consolidated financial statements include the financial statements of Libsyn and Pair. Libsyn’s focus is on our podcasting business, while Pair’s focus is on web hosting and domains.

Our corporate offices consist of approximately 3,100 square feet of office space located at 5001 Baum Blvd, Suite 770, Pittsburgh, PA 15213. Our telephone number is (412) 621-0902. We also maintain an office at 2403 Sidney St., Suite 210, Pittsburgh, PA 15203 consisting of approximately 34,700 square feet.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Management estimates approximately 60% of the shows that Libsyn distributes reach audiences using the Apple Podcasts platform which includes iTunes on the computer and the Apple Podcasts App on iOS devices which includes iPhones, iPads, iPods, Apple Watch, and Apple TV. Libsyn also enables distribution to aggregators such as Google Podcasts, Spotify, Pandora, iHeartRadio, radio.com and Deezer. The OnPublish feature enables podcast episodes to be posted to social media sites such as Facebook, Twitter, YouTube, Linked-In and blogging platforms like WordPress, Tumblr and Blogger. Libsyn also provides a podcast player that can be embedded on websites or shared via social media.

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

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Results of Operations

Six Months Ended June 30, 2020 and 2019.

During the six months ended June 30, 2020, the Company recorded revenues of $12,602,493, a 5% increase from revenues of $11,983,614 for the same period in 2019. The increase for 2020 reflects an increase in Libsyn4 hosting revenue and Premium Subscriptions, offset by a decrease in Advertising and LibsynPro revenue. Libsyn contributed $7,749,842 and $6,924,991 of revenue during the first six months of 2020 and 2019, respectively. Pair contributed $4,852,651 and $5,058,623 of revenue during the first six months of 2020 and 2019, respectively.

Libsyn4 hosting revenue increased $913,912, or 17% during the six months ended June 30, 2020 when compared to the same period in 2019 due to the growth in the number of podcasts on the network. Libsyn decreased by 11% as a result of lower bandwidth transfer revenue. Advertising revenue decreased $121,928 during the first six months of 2020 versus the same period of 2019. The decrease resulted from a decrease in the dollars being spent on ad campaigns during the first six months of 2020 with existing advertisers. Premium subscription revenue increased $157,905 in the first six months of 2020.

The Company recorded total costs and operating expenses of $9,257,519 during the first six months of 2020, a 3% decrease as compared to total costs and operating expenses of $9,551,342 during the same period of 2019. Libsyn contributed $4,428,706 to total costs and operating expenses during the first six months of 2020, and $4,300,704 during the same period in 2019. Pair contributed $4,828,813 to total costs and operating expenses during the first six months of 2020 and $5,250,638 during the same period in 2019.

During the first six months of 2020, cost of revenue totaled $1,429,537, a 16% decrease as compared to $1,700,488 for the same period in 2019. Libsyn contributed $959,800 while Pair contributed $469,737 to the cost of revenue during the first six months of 2020. Libsyn recorded a decrease in bandwidth costs and ad sharing paid to producers offset by an increase in credit card processing fees, and colocation fees during the first six months of 2020 versus 2019. Pair recorded a decrease in domain name fees and internet fees. Cost of revenue as a percentage of revenue for Libsyn decreased to 12% during the first six months of 2020 from 17% during the same period in 2019. This is a reflection of the reduction in the bandwidth rate to deliver the podcasts, off-set by an increase in bandwidth usage during the first six months of 2020 due to the growth in the number of podcasts and increased podcast consumption on the Libsyn Platform. Cost of revenue as a percentage of revenue for Pair decreased to 10% during the first six months of 2020 from 11% during the same period in 2019. This is due primarily to the decrease in domain name purchase fees and internet connectivity fees.

General and administrative expenses totaled $3,637,863 during the first six months of 2020 versus $3,734,106 during the same period in 2019, a decrease of 2.6%. The decrease was driven primarily due to insurance reimbursement for the December 2019 Camac settlement payment, decrease in wage expense, and decrease in professional fees. General and administrative expense for Pair during the first six months of 2020 was $1,310,219 and $1,363,424 for the same period in 2019. General and administrative expense for Libsyn for the same periods was $2,327,644 and $2,370,682, respectively.

Technology expenses represented $1,158,852 during the first six months of 2020 versus $911,789 in the same period of 2019, driven by an increase in wage expense during the first six months of 2020. Selling expenses during the first six months of 2020 were $529,822 versus $409,336 during the same period in 2019 driven by an increase in advertising expense. Customer support expenses in the first six months of 2020 were $1,477,115 versus $1,308,433 during the same period in 2019 driven by an increase in support staff costs.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and amortization expenses consist of charges relating to the depreciation of the property and equipment used in our operations and the amortization of intangible assets. Depreciation and amortization expense for the first six months of 2020 was $1,024,330 and $1,487,190 during the same period in 2019. During the first six months of 2020, Libsyn contributed $42,079 and Pair contributed $982,251 to depreciation and amortization expense.

Interest expense for the first six months of 2020 was $96,504 compared to $169,722 in the six months of 2019, which represents interest on the loan facility obtained in connection with the acquisition of Pair. Interest expense for the six months of 2020 was offset with interest income of $67,385, resulting in net cash expenditure of $29,119.

Income tax expense for the six months ended June 30, 2020 was $1,931,729, which represents a change in the deferred tax assets and the expected federal balance due for the six-month period ended June 30, 2020. This also reflects the uncertain tax position the Company has recorded. Income tax expense for the six months ended June 30, 2019 was $510,942.

In connection with an ongoing IRS examination, the Company has been asked to provide certain financial records supporting tax returns previously filed by Fab Universal Corp. (“FAB”) prior to the spin-off of the Company. The IRS request is related to a failure by FAB to include certain financial information related to certain of its subsidiaries in its consolidated tax returns. We believe it is unlikely that we will be able to provide the IRS with the requested financial records due to FAB’s record retention policies. As a result, we believe we have an uncertain tax position related to the utilization in our 2016, 2017, and 2018 tax returns of the net operating loss carryforwards associated with the Webmayhem subsidiary operations for 2007-2015. Accordingly, we have recorded an uncertain tax provision reserve of approximately $1.2 million for the quarter ended June 30, 2020.

The Company’s net income was $1,395,475 for the six months ended June 30, 2020. This represents a $469,195 decrease from $1,864,670 for the six months ended June 30, 2019. Earnings per share decreased by $0.01 per share for the first six months of 2020 when compared to the first six months of 2019.

Three Months Ended June 30, 2020 and 2019.

During the three months ended June 30, 2020, the Company recorded revenues of $6,349,742, a 11% increase from revenues of $5,700,635 for the same period in 2019. The increase for 2020 reflects an increase in Libsyn4 hosting revenue and Premium Subscriptions, offset by a decrease in Advertising and LibsynPro revenue. Libsyn contributed $3,970,578 and $3,590,356 of revenue during the three months ended June 30, 2020 and 2019, respectively. Pair contributed $2,379,164 and $2,110,279 of revenue during the three months ended June 30, 2020 and 2019, respectively.

Libsyn4 hosting revenue increased $463,359, or 17% during the three months ended June 30, 2020 when compared to the same period in 2019 due to the growth in the number of podcasts on the network. LibsynPro decreased by 17% as a result of lower bandwidth transfer revenue. Advertising revenue decreased $73,036 during the three months ended June 30, 2020 versus the same period of 2019. The decrease resulted from a decrease in the dollars being spent on ad campaigns during the three months ended June 30, 2020 with existing advertisers. Premium subscription revenue increased $91,677 in the first three months of 2020.

The Company recorded total costs and operating expenses of $4,423,189 during the three months ended June 30, 2020, an 8.5% decrease as compared to total costs and operating expenses of $4,831,766 during the same period of 2019. Libsyn contributed $2,263,658 to total costs and operating expenses during the three months ended June 30, 2020, and $2,233,922 during the same period in 2019. Pair contributed $2,159,531 to total costs and operating expenses during the three months ended 2020 and $2,597,844 during the same period in 2019.

During the three months ended June 30, 2020, cost of revenue totaled $622,301, a 28% decrease as compared to $860,848 for the same period in 2019. Libsyn contributed $456,318 while Pair contributed $165,983 to the cost of revenue during the three months ended June 30, 2020. Libsyn recorded a decrease in bandwidth costs and ad sharing paid to producers offset by an increase in credit card processing fees, and colocation fees during the three months ended June 30, 2020 versus the same period in 2019. Pair recorded a decrease in domain name fees and internet fees. Cost of revenue as a percentage of revenue for Libsyn increased to 11% during the three months ended June 30, 2020 from 11% during the same period in 2019. This is a reflection of the reduction in the bandwidth rate to deliver the podcasts, off-set by an increase in bandwidth usage during the three months ended June 30, 2020 due to the growth in the number of podcasts and increased podcast consumption on the Libsyn Platform. Additionally, Libsyn’s revenue increased by 11% during the three months ended June 30, 2020. Cost of revenue as a percentage of revenue for Pair increased to 7% during the three months ended June 30, 2020 from 13% during the same period in 2019. This is due primarily to the increase in domain name purchase fees and internet connectivity fees. Additionally, Pair’s revenue increased by 13% during the three months ended June 30, 2020.

General and administrative expenses totaled $1,687,822 during the three months ended June 30, 2020 versus $1,905,567 during the same period in 2019, a decrease of 11%. The decrease was driven primarily due to decreased wage expense and decreased professional fees. General and administrative expense for Pair during the three months ended June 30, 2020 was $467,797 and $676,781 for the same period in 2019. General and administrative expense for Libsyn for the same periods was $1,220,025 and $1,228,786, respectively.

Technology expenses represented $577,782 during the three months ended June 30, 2020 versus $457,151 for the same period in 2019, driven by an increase in wage expense during the three months ended June 30, 2020. Selling expenses during the three months ended June 30, 2020 were $299,010 versus $214,542 during the same period in 2019 driven by an increase in advertising expense. Customer support expenses in the three months ended June 30, 2020 were $725,948 versus $648,565 during the same period in 2019 driven by an increase in support staff costs.

Depreciation and amortization expenses consist of charges relating to the depreciation of the property and equipment used in our operations and the amortization of intangible assets. Depreciation and amortization expense for the three months ended June 30, 2020 was $510,326 and $745,093 during the same period in 2019. During the three months ended June 30, 2020, Libsyn contributed $21,040 and Pair contributed $489,286 to depreciation and amortization expense.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Interest expense for the three months ended June 30, 2020 was $34,162 compared to $82,880 in the three months ended June 30, 2019, which represents interest on the loan facility obtained in connection with the acquisition of Pair. Interest expense for the three months ended June 30, 2020 was offset with interest income of $8,951, resulting in net cash expenditure of $25,211.

Income tax expense for the three months ended June 30, 2020 was $1,627,193, which represents a change in the deferred tax assets and the expected federal balance due for the three-month period ended June 30, 2020. This also reflects the uncertain tax position the Company has recorded. Income tax expense for the three months ended June 30, 2019 was $183,932.

The Company’s net income was $275,364 for the three months ended June 30, 2020. This represents a $388,683 decrease from $664,047 for the three months ended June 30, 2019. Earnings per share decreased by $0.01 for the three months ended June 30, 2020 when compared to the three months ended June 30, 2019.

Liquidity and Capital Resources

Cash on hand was $19,432,706 at June 30, 2020, an increase of $2,811,434 over the $16,621,272 on hand at December 31, 2019. Cash provided by operations for the six months ended June 30, 2020, was $3,776,903, a decrease of $489,220 over the $4,266,123 of cash provided by operations for the six months ended June 30, 2019. The contribution from Libsyn of this cash generation for the six months ended June 30, 2020 totaled $3,117,721, and Pair added $659,182. The decrease in cash provided by operations is driven by the decrease in management bonus accrual for the second quarter of 2020 compared to the management bonus accrual for the second quarter of 2019.

Cash used in investing activities of $164,638 for the six months ended June 30, 2020 was for the purchase of equipment and capitalization of software development costs. Cash used in investing activities for the purchase of equipment and capitalization of software development costs was $304,597 during the same period in 2019.

Cash used in financing activities was $800,831 for the six months ended June 30, 2020 and $836,012 in the same period of 2019. During the first six months of 2020, the Company made $800,000 of payments on the loan facility, as well as $831 of payments on the capital lease. During the first six months of 2019, the Company made $800,000 of payments on the loan facility, as well as $36,012 of payments on the capital lease.

Our operations and business could be disrupted and materially adversely affected by the recent outbreak of COVID-19. The spread of COVID-19 from China to other countries has resulted in the World Health Organization declaring the outbreak of COVID-19 as a “pandemic,” or a worldwide spread of a new disease, on March 11, 2020. Many countries around the world have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus. With respect to global financial markets, the continuing and significant decline in the Dow Industrial Average from the end of February through March 2020 has been largely attributed to the effects of COVID-19. We are still assessing our business operations and system supports and the impact COVID-19 may have on our results and financial condition, including requirements that we arrange for employees to work remotely, but there can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business conditions generally or in our sector in particular.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), which we refer to as disclosure controls, are controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any control system. A control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are met. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

An evaluation was carried out under the supervision and with the participation of our management, including the Principal Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls. Based upon that evaluation, the Principal Executive Officer and the Chief Financial Officer concluded that, as of June 30, 2020, the design and operation of these disclosure controls were not effective to accomplish their objectives at the reasonable assurance level due to limited accounting and reporting personnel and a lack of segregation of duties due to limited financial resources and the size of our Company. On an on-going basis we will evaluate the adequacy of our controls and procedures.

(b) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On April 24, 2020 John Busshaus, the Company’s former Chief Financial Officer, filed a complaint against the Company with the American Arbitration Association (AAA) asserting claims arising from his employment relationship with the Company, including, inter alia, claims for wages, compensation and benefits, and claims of unlawful discharge and wrongful termination. Mr. Busshaus claims that he resigned for “Good Reason” as defined in Section 8(c) of his Employment Agreement pursuant to which he claims to be entitled to the “Effect of Termination” under Section 9(c) of the Employment Agreement. The Company denies Busshaus’ claims in their entirety and intends to vigorously defend its position.

Item 1A. Risk Factors.

The COVID-19 pandemic may adversely impact our business, results of operations and financial position.

Our operations and business could be disrupted and materially adversely affected by the recent outbreak of COVID-19. The spread of COVID-19 from China to other countries has resulted in the World Health Organization declaring the outbreak of COVID-19 as a “pandemic,” or a worldwide spread of a new disease, on March 11, 2020. Many countries around the world have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus. With respect to global financial markets, the continuing and significant decline in the Dow Industrial Average from the end of February through March 2020 has been largely attributed to the effects of COVID-19. We are still assessing our business operations and system supports and the impact COVID-19 may have on our results and financial condition, including requirements that we arrange for employees to work remotely, but there can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business conditions generally or in our sector in particular.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None; not applicable.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None; not applicable.

Item 5. Other Information.

None; not applicable.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Item 6. Exhibits.

Exhibit No.	Description
31.1	302 Certification of Laurie A. Sims

31.2	302 Certification of Richard P. Heyse

32	906 Certification.

101.1
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	8/14/2020	By:	/s/ Laurie A. Sims
Laurie A. Sims
President, Chief Operating Officer and Principal Executive Officer

Date:	8/14/2020	/s/ Richard P. Heyse
Richard P. Heyse
Chief Financial Officer