Form 10-Q
period 2020-09-30
Liberated Syndication Inc.
filed 2020-11-16
CIK 1667489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from
to

Commission file number 000-55779

LIBERATED SYNDICATION INC.
(Exact name of registrant as specified in its charter)

NEVADA	47-5224851
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5001 Baum Boulevard, Suite 770
Pittsburgh, Pennsylvania 15213
 (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number: (412) 621-0902

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☒	Smaller Reporting Company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒

As of November 16, 2020, there were 26,588,220 shares of common stock (net of 1,590,004 shares treasury stock), of the registrant issued and outstanding.

LIBERATED SYNDICATION INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIBERATED SYNDICATION INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
	(Unaudited)
CURRENT ASSETS:
Cash	$13,818,169	$16,621,272
Accounts receivable, net	377,053[1]	549,044[1]
Related party receivables	918,852	-
Prepaid expenses	843,488	614,417
Total current assets	15,957,562	17,784,733

Property and equipment, net	1,120,903	1,536,930
Goodwill	16,388,171	16,388,171
Definite life - intangible assets, net	5,065,886	5,929,371
Deferred tax assets	938,904	1,847,979
Prepaid expense	422,469	363,091
Operating lease right-of-use assets	438,776	751,731
Prepaid expense	422,469	363,091
Total assets	$40,332,671	$44,602,006

CURRENT LIABILITIES:
Accounts payable	$753,189	$760,163
Accrued expenses	975,476	1,087,271
Income tax payable	1,365,948	2,047,917
Deferred revenue	2,563,687	2,511,682
Current portion of capital lease obligation	-	831
Current portion of loans payable, net	2,647,987	2,643,824
Current portion of operating lease liabilities	390,985	408,828
Total current liabilities	8,697,272	9,460,516

LONG-TERM LIABILITIES:
Loans payable, net of current portion	918,058	2,104,611
Deferred revenue, net of current portion	701,555	601,234
Operating lease liabilities, net of current portion	47,791	342,903
Line of credit	2,000,000	2,000,000
Total long-term liabilities	3,667,404	5,048,748
Total liabilities	12,364,676	14,509,264

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock	26,825	29,272
Additional paid-in capital	37,768,819	35,243,171
Accumulated deficit	(5,808,232)	(5,179,701)
Common stock held in treasury (1,353,795 shares at September 30, 2020)	(4,019,417)	-
Total stockholders' equity	27,967,995	30,092,742
Total liabilities and stockholders' equity	$40,332,671	$44,602,006

LIBERATED SYNDICATION INC. AND SUBSIDIARIES BALANCE SHEET
Statement of Financial Position	September 30, 2020	December 31, 2019
	(Unaudited)
Allowance for doubtful accounts [1]	14,000	14,000
Common stock authorized	200,000,000	200,000,000
Common stock par value	0.001	0.001
Common stock issued and outstanding	26,824,429	29,271,974

The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenue	$6,511,707	$6,219,119	$19,114,200	$18,202,733

Costs and operating expenses

Cost of revenue (excluding depreciation and amortization)	937,863	881,171	2,367,400	2,581,659
General and administrative	4,820,259	2,339,966	8,458,122	6,074,072
Technology	595,393	478,372	1,754,245	1,390,161
Selling	312,179	293,185	842,001	702,521
Customer support	833,315	686,876	2,310,430	1,995,309
Depreciation and amortization	428,241	712,024	1,452,571	2,199,214
Total costs and operating expenses	7,927,250	5,391,594	17,184,769	14,942,936
Operating income (loss)	(1,415,543)	827,525	1,929,431	3,259,797

Other income (expense)
Gain on revaluation of put option	137,500	-	137,500	-
Interest expense	(27,319)	(75,280)	(123,823)	(245,002)
Interest income	7,387	66,862	74,772	178,551
Other income	1,238	277	12,587	1,650
Total other income (expense)	(118,806)	(8,141)	(101,036)	(64,801)
Income (loss) before income taxes	(1,296,737)	819,384	2,030,467	3,194,996

Income tax expense	727,269	178,129	2,685,998	689,071
Net Income (loss)	$(2,024,006)	$ 641,255	$ (628,531)	$ 2,505,925

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE	$(0.07)	$0.02	$(0.02)	$0.09
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	27,453,697	29,271,974	28,667,685	29,441,754

The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity

				Additional		Total
	Common Stock		Treasury	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Stock	Capital	Deficit	Equity
Balance at December 31, 2019	29,271,974	$29,272	$-	$35,243,171	$(5,179,701)	$30,092,742
Common stock issued for services	18,750	19	-	70,294	-	70,313
Net income	-	-		-	1,120,111	1,120,111
Balance at March 31, 2020	29,290,724	$29,291	-	$35,313,465	$(4,059,590)	$31,283,166
Common stock issued for services	18,750	19	-	70,294	-	70,313
Net income	-	-	-	-	275,364	275,364
Balance at June 30, 2020	29,309,474	$29,310	-	$35,383,759	$(3,784,226)	$31,628,843
Cancelled shares – expired grants	(300,000)	(300)	-	300	-	-
Cancelled shares – CEO separation	(1,325,000)	(1,325)	-	1,325	-	-
Stock buyback –CEO Separation (treasury)	(1,353,795)	(1,354)	(4,019,417)	-	-	(4,020,771)
Cancelled shares - Camac	(300,000)	(300)	-	300	-	-
Stock grant	775,000	775	-	2,300,975	-	2,301,750
Common stock issued for services	18,750	19	-	70,293	-	70,312
Unvested Restricted Stock Accretion	-	-	-	11,867	-	11,867
Net loss	-	-	-	-	(2,024,006)	(2,024,006)
Balance at September 30, 2020	26,824,429	$26,825	(4,019,417)	$37,768,819	$(5,808,232)	$27,967,995

				Additional		Total
	Common Stock		Treasury	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Stock	Capital	Deficit	Equity
Balance at January 1, 2019	29,721,974	$29,722	$-	$35,010,552	$(8,013,542)	$27,026,732
Recapture of prior period non-cash compensation charges in the current period	-	-	-	(830,500)	-	(830,500)
Non-cash compensation awards	-	-	-	677,088	-	677,088
Net income	-	-	-	-	1,200,623	1,200,623
Balance at March 31, 2019	29,721,974	$29,722	-	$34,857,140	$(6,812,919)	$28,073,942
Stock forfeiture	(45,000)	(450)	-	450	-	-
Net income	-	-	-	-	664,047	664,047
Balance at June 30, 2019	29,271,974	$29,272	-	$34,857,590	$(6,148,872)	$28,737,990
Net income	-	-	-	-	641,255	641,255
Balance at September 30, 2019	29,271,974	$29,272	-	$34,857,590	$(5,507,617)	$ 29,379,245

The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows

	Nine Months Ended September 30,
	2020	2019

Cash Flows from Operating Activities
Net income	$(628,531)	$2,505,925
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,452,571	2,199,214
Deferred income taxes	909,075	(298,902)
Non-cash compensation expense, net of recapture	2,524,555	(153,412)
Amortization of right-of-use asset	312,955	382,379
Discount on loan fees	17,611	21,483
Change in assets and liabilities:
Accounts receivable	171,991	(66,974)
Other receivables	(918,852)	-
Prepaid expenses	(288,449)	(356,525)
Accounts payable	(6,974)	360,845
Income taxes payable	(681,970)	987,973
Accrued expense	(111,795)	864,290
Operating lease liabilities	(312,955)	(382,379)
Deferred revenue	152,326	198,521
Net Cash Provided by Operating Activities	2,591,558	6,262,438

Cash Flows from Investing Activities:

Purchase of property and equipment	(173,059)	(353,040)
Net Cash Used in Investing Activities	(173,059)	(353,040)

Cash Flows from Financing Activities:
Treasury stock purchases	(4,020,771)	-
Repayment on term loan	(1,200,000)	(1,200,000)
Repayment on capital lease	(831)	(54,377)
Net Cash Used in Financing Activities	(5,221,602)	(1,254,377)

Net Change in Cash	(2,803,103)	4,655,021
Cash at Beginning of Period	16,621,272	11,079,941
Cash at End of Period	$13,818,169	$15,734,962

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$106,212	$223,519
Income taxes	2,431,846	-

Supplemental Non-Cash Investing and Financing Activities
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	$-	$1,397,821

The accompanying notes to the condensed consolidated financial statements are an integral part of this condensed consolidated statement.

LIBERATED SYNDICATION INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.
Organization and Background

Organization

Liberated Syndication, Inc. (the “Company”, “we,” or “us”) was organized on September 30, 2015. Webmayhem, Inc. (“Libsyn”), a Pennsylvania corporation, currently a wholly owned subsidiary of the Company, was originally organized on January 1, 2001. Libsyn provides podcast hosting services for producers of content. Libsyn also offers ad insertion on certain of the producers’ content. Libsyn offers hosting and distribution tools, including storage, bandwidth, syndication creation, distribution, and statistics tracking. Libsyn offers an enterprise solution for professional media producers and corporate customers and a premium subscription service that provides producers a custom app and a podcast website where listeners can access their show, login to purchase a subscription, and get access to premium content.

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

2.
Summary of Significant Accounting Policies

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents. At September 30, 2020, the Company had $13,494,298 of cash balances in excess of federally insured limits.

Depreciation

Depreciation of property and equipment is provided on the straight-line method over the estimated useful lives.

Accounts Receivable

Accounts receivable consist of trade receivables arising in the normal course of business. At September 30, 2020 and December 31, 2019, the Company had an allowance for doubtful accounts of $14,000 and $14,000, respectively, which reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the nine months ended September 30, 2020 and 2019, the Company did not adjust the allowance for bad debt.

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

Technology Costs

Software development costs associated with software to be sold, leased, or for internal use are expensed as incurred until technological feasibility, defined as a working model or prototype, has been established. At that time, such costs are capitalized until the product is available for general release. To date, costs incurred between the completion of a working model and the point at which the product is ready for general release have been insignificant. Accordingly, the Company has expensed all such costs to technology expense during the nine months ended September 30, 2020 and 2019. Technology costs totaled $1,754,245 and $1,390,161 for the nine months ended September 30, 2020 and 2019, respectively. Technology costs totaled $595,393 and $478,372 for the three months ended September 30, 2020 and 2019, respectively.

Goodwill

Goodwill is evaluated for impairment annually on December 31, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. Management noted no triggering events during the quarter ended September 30, 2020.

Advertising Costs

Advertising costs are expensed as incurred and amounted to $178,729 and $64,254 for the nine months ended September 30, 2020 and 2019, respectively. Advertising costs totaled $77,331 and $21,746 for the three months ended September 30, 2020 and 2019, respectively.

Fair Value of Financial Instruments

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

The fair value of the Company’s equity-based awards recorded in the Company’s financial statements are determined using a Monte Carlo simulation valuation methodology based upon a Geometric Brownian Motion stock path, a Level 3 measurement, or Black-Scholes modeling, as appropriate. Volatility is based on historical volatility of the Company’s common stock over commensurate periods. The expected life is based on the contractual term of the award, and the risk-free interest rate is based on the implied yield available on U.S. Treasury Securities with a maturity similar to the awards’ expected life.

Assets and liabilities reported at fair value on a recurring basis:

	September 30, 2020			December 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities:
Accounts payable and accrued liabilities:
Put option$	-	$-	$181,500	$-	$-	$-

On July 31, 2020 the Company entered into a separation agreement with our former CEO. Included in this agreement was a right for our former CEO to put to the company up to 550,000 shares of common stock at a price of $2.50 per share between December 30, 2020 and December 29, 2021. The corresponding put option liability has been recorded as a short term liability and included in accounts payable on the balance sheet. The put option was valued using a Black-Scholes put model. The company used the following inputs for the put option:

●
Annual volatility – 63%
●
Risk free rate – .12%
●
Term – 1.4 years

Revenue Recognition

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

Our revenue is categorized and disaggregated as follows:

Domains – Domains revenue primarily consists of domain registrations and renewals, domain privacy, domain application fees, domain back-orders, aftermarket domain sales and fee surcharges paid to the Internet Corporation for Assigned Names and Numbers (“ICANN”). Domain registrations provide a customer with the exclusive use of a domain during the applicable contract term. After the contract term expires, unless renewed, the customer can no longer access the domain. Consideration is recorded as deferred revenue when received, which is typically at the time of sale, and revenue, other than for aftermarket domain sales, is recognized over the period in which the performance obligations are satisfied, which is generally over the contract term. Aftermarket domain revenue is recognized when ownership of the domain is transferred to the buyer.

Hosting Services – Hosting services revenue primarily consists of website hosting products, website building products and services, website security products, an online shopping cart and online visibility products and email accounts. Consideration is recorded as deferred revenue when received, which is typically at the time of sale, and revenue is recognized over the period in which the performance obligations are satisfied, which is generally over the contract term.

Podcast Hosting – Podcast hosting publishing services are billed on a month to month basis, with the first month’s bill prorated to the end of the month so all performance obligations are satisfied at each month-end. Consideration is recorded as revenue as the services, the underlying performance obligation, are provided or satisfied and collection is probable which is generally when received.

Media Subscription Services – The Company facilitates the sale of producers’ premium content through the sale of subscriptions. The amount earned per transaction is fixed with the producers determining the price for the sale of each subscription, and the Company earns a percentage of what the customer pays. The performance obligation is providing the subscription hosting medium and billing services. Accordingly, the Company reports premium subscription revenue on a net basis over the subscription service period in which the performance obligation is satisfied.

Advertising – The Company recognizes revenue from the insertion of advertisements in digital media. The performance obligation is the download of the digital media with the advertisement inserted. The performance obligation to recognize advertising revenue is satisfied upon delivery of the media download and when collection is probable.

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

Leases

The Company accounts for leases in accordance with FASB ASC Topic 842. Leases that meet one or more of the finance lease criteria are recorded as a finance lease, and all other leases are operating leases.

Earnings Per Share

The Company computes earnings per share in accordance with FASB ASC Topic 260, which requires the Company to present basic earnings per share and diluted earnings per share when the effect is dilutive (see Note 10).

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Accounting for Income Taxes. This topic requires an asset and liability approach for accounting for income taxes (see Note 8).

Recently Enacted Accounting Standards

Recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3.
Property and Equipment

The following is a summary of property and equipment at:

	Life	September 30, 2020	December 31, 2019
Furniture, fixtures, and equipment	3-10 yrs	$8,262,929	$8,262,929
Leasehold improvements	3-5 yrs	2,646,399	2,646,399
Software	3 yrs	688,040	514,981
		11,597,368	11,424,309
Less: Accumulated depreciation		(10,476,465)	(9,887,379)
Property and equipment, net		$1,120,903	$1,536,930

Depreciation expense for the nine months ended September 30, 2020 and 2019 was $589,085 and $806,229, respectively. Depreciation expense for the three months ended September 30, 2020 and 2019 was $140,412 and $247,696, respectively.

4.
Goodwill and Other Definite-Life Intangible Assets

Goodwill

The following is a summary of goodwill:

	September 30, 2020	December 31, 2020
Pair	$4,903,920	$4,903,920
Libsyn	11,484,251	11,484,251
Goodwill at end of period	$16,388,171	$16,388,171

Other definite-life intangible assets

Other intangible assets consist of customer relationships, intellectual property, and trade name, which were generated through the acquisition of Pair. Management considers these intangible assets to have finite-lives except trade name assets. These assets are being amortized on a straight-line basis over their estimated useful lives.

As of September 30, 2020, identifiable intangible assets consisted of the following:

	Preliminary Fair Value	Weighted Average Useful Life (in Years)	Accumulated Amortization	Net Carrying Amount
Customer Relationships	$3,947,000	7	$1,550,606	$2,396,393
Intellectual Property	3,709,000	7	1,457,106	2,251,893
Trade Name	576,000	10	158,400	417,600
Total	$8,232,000		$3,166,114	$5,065,886

As of December 31, 2019, identifiable intangible assets consisted of the following:

	Preliminary Fair Value	Weighted Average Useful Life (in Years)	Accumulated Amortization	Net Carrying Amount
Customer Relationships	$3,947,000	7	$1,127,714	$2,819,286
Intellectual Property	3,709,000	7	1,059,714	2,649,285
Trade Name	576,000	10	115,200	460,800
Non-compete	1,412,000	2	1,412,000	-
Total	$9,644,000		$3,714,628	$5,929,371

Amortization expense for the nine months ended September 30, 2020 and 2019 was $863,485 and $1,392,986, respectively. Amortization expense for the three months ended September 30, 2020 and 2019 was $287,828 and $464,328, respectively.

The estimated future amortization expenses related to other intangible assets as of September 30, 2020 are as follows:

For twelve months ending September 30,
2021	$1,151,314
2022	1,151,314
2023	1,151,314
2024	1,151,315
2025	460,629
Total	$5,065,886

5.
Loans

On December 27, 2017, the Company entered into a loan agreement (the “Loan Agreement”) among the Company, Libsyn, and Pair, together, and First Commonwealth Bank, a Pennsylvania bank and trust company (the “Bank”).

The Loan Agreement provides for: (i) a revolving credit facility pursuant to which the Company may borrow an aggregate principal amount not to exceed $2,000,000 (the “Revolving Credit Facility”); and (ii) a term loan in a principal amount equal to $8,000,000 (the “Term Loan” and, together with the Revolving Credit Facility, the “Facility”). A portion of the Revolving Credit Facility, up to $500,000, may be used for standby letters of credit for the account of the Company. As of September 30, 2020, $2,000,000 was drawn down on the revolving line and there was no additional availability under the Revolving Credit Facility.

The Term Loan currently accrues interest at LIBOR (London Interbank Offered Rate) plus 125 basis points or prime plus 75 basis points at the election of the Company. As of September 30, 2020, the Company had elected LIBOR plus 125 basis points or 1.4%.

The Term Loan is repayable in quarterly installments of $400,000 commencing on March 30, 2018 and on the last day of each June, September, December and March thereafter, through and including September 30, 2022. Accrued interest is payable in arrears not less frequently than quarterly. The remaining unpaid principal balance of the Term Loan, together with accrued interest thereon, is due and payable in full on December 27, 2022. The Term Loan also calls for additional payment equal to the following: (1)100% of the proceeds from the sale of any shares of the Company’s common stock, (2) 100% of the proceeds from the sale of assets not immediately replaced, and (3) excess liquidity in any given year up to $1,066,667 a year and no more than $3,200,000 over the life of the term loan. Excess liquidity is obtained when the audited financial statements reflect a cash balance greater than $4,600,000. Based upon the 2019 audited financial statements in the 2019 Form 10-K, the Company demonstrated excess liquidity per the Loan Agreement. As such, the Company has included the expected $1,066,667 payment to the Bank as a current liability as of September 30, 2020. As of September 30, 2020, the balance on the Term Loan was $3,600,000.

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

On December 27, 2017, the Company drew $10,000,000 under the Facility to finance a portion of the cash consideration for the purchase of Pair. Debt issuance costs of $113,000 for the Facility were recorded as a discount and will be amortized over the life of the Facility. As of September 30, 2020, the discount was $33,955.

Future maturities of the Term Loan at September 30, 2020 are as follows:

Twelve months ending September 30,
2021	$2,666,667
2022	800,000
2023	133,333
Total	$3,600,000

As a result of the Company’s tax normalization efforts, the Company has not been in compliance with the Fixed Charges Coverage Ratio (as defined in the Loan Agreement) required under the Loan Agreement since the quarter ended March 31, 2020 and has provided the required notice and explanation to the Bank. The Company has more than adequate available cash to pay off the remaining loan balance under the Facility if required by the Bank.

6.
Capital Stock

Common Stock

Outside of routine awards granted to directors and employees, the following transactions occurred during the nine months ended September 30, 2020:

On February 18, 2020, the Compensation Committee of the Board of Directors approved the award of 25,000 shares of restricted common stock to each of Eric Shahinian, Bradley Tirpak and Brian Kibby as members of the Board of Directors, which shares shall vest in four equal quarterly tranches at the end of each quarter of 2020 and all such shares shall vest immediately in the event of certain changes in control of the Company.

On July 1, 2020, 300,000 shares of common stock were forfeited by three directors as certain performance milestones were not achieved by the Company.

In connection with the Separation and Transition Services Agreement and General Release (the “Separation Agreement”) entered into on July 31, 2020 by the Company and Christopher Spencer, the Company’s former chief executive officer (“CEO”), (i) the Company purchased 1,353,795 shares from Mr. Spencer at market price, which shares were retained as Treasury stock; (ii) Mr. Spencer forfeited 1,325,000 shares of common stock due to certain performance milestones that the Company did not achieve; (iii) Mr. Spencer forfeited 150,000 shares in accordance with the settlement agreement, dated October 4, 2019, with Camac Fund, LP, and its affiliates Camac Partners, LLC, Camac Capital, LLC and Eric Shahinian (the “Camac Settlement Agreement”); and (iv) the Company granted 775,000 unrestricted shares of common stock to Mr. Spencer.

On September 30, 2020, 150,000 shares of the Company’s common stock granted to John Busshaus, the Company’s former chief financial officer, were forfeited in accordance with the terms of the Camac Settlement Agreement.

7.
Deferred Revenue

Deferred revenue consists of the following:

	September 30, 2020	December 31, 2019
Current:
Hosting services	$1,605,575	$1,664,811
Domains	763,788	688,717
Media subscription	194,324	158,154
	$2,563,687	$2,511,682
Noncurrent:
Hosting services	45,375	29,309
Domains	656,181	571,925
	701,556	601,234
Total Deferred Revenue	$3,265,243	$3,112,916

Deferred revenue as of September 30, 2020 is expected to be recognized as revenue as follows:

	Remainder of 2020	2021	2022	2023	2024	Thereafter	Total
Domains	$266,762	$580,782	$255,509	$175,907	$101,235	$39,845	$1,420,040
Hosting	1,013,536	622,070	15,274	-	-	-	1,650,880
Media Subscription	194,323	-	-	-	-	-	194,323
	$1,474,621	$1,202,852	$270,783	$175,907	$101,235	$39,845	$3,265,243

Disaggregated revenue consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Hosting services	$2,149,223	$2,335,098	$6,475,562	$6,953,733
Podcast hosting	3,919,927	3,415,664	11,163,757	9,880,191
Advertising	82,945	105,999	302,677	437,884
Domains	294,236	260,764	861,097	746,601
Other	65,376	101,594	311,107	184,324
	$6,511,707	$6,219,119	$19,114,200	$18,202,733

8.
Income Taxes

Our provision for income taxes for the nine-month periods ended September 30, 2020 and 2019 was a tax expense of approximately $2,685,998 and $689,071, respectively, which resulted in an effective tax rate of 131% and 22%, respectively.

Our provision for income taxes for the three-month periods ended September 30, 2020 and 2019 was a tax expense of approximately $727,269 and $178,129, respectively, which resulted in an effective tax rate of (56)% and 22%, respectively.

We account for uncertain tax positions pursuant to the recognition and measurement criteria under ASC Topic 740. It is reasonably possible that $1.2 million of uncertain tax positions will be recognized within the next 12 months due to our inability to respond to IRS requests related to an ongoing IRS examination.

9.
Leases

We lease two office spaces, a Denver data center, and three Xerox machines. These leases are all classified as operating leases. There is one finance lease for Emerson batteries that is immaterial to our condensed consolidated financial statements, which was paid off during the quarter ended March 31, 2020. Operating lease assets and obligations are reflected within Operating lease right-of-use assets, Current portion of operating lease liabilities, and Operating lease liabilities, respectively, on the Condensed Consolidated Balance Sheets.

Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred.

We have options to renew lease terms for the office spaces and other assets. We evaluate renewal and termination options at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. The weighted average remaining lease term for our operating leases as of September 30, 2020 was 1.18 years.

The discount rate implicit within our leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate for purposes of classifying the lease and measuring the right-of-use asset and lease liability. The incremental borrowing rate for our leases is determined based on lease term in a similar economic environment, adjusted for impacts of collateral. The weighted average discount rate used to measure our operating lease liabilities as of September 30, 2020 was 4.42%.

For the nine months ended September 30, 2020 and 2019, cash paid for amounts in the measurement of lease liabilities was $333,057 and $417,893, respectively. Total operating lease costs during the same periods were $333,276 and $419,137, respectively.

Maturity of lease liabilities:

Twelve months ending September 30,	Operating Leases
2021	$402,527
2022	47,950
2023	644
Total lease payments	$451,121
Less amount of lease payment representing interest	(12,345)
Total present value of lease payments	$438,776

10.
Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to the Company by the weighted-average number of shares of common stock outstanding during the period. As of September 30, 2020, there were no common stock equivalents outstanding.

The following data shows the amounts used in computing earnings per share and the weighted average number of shares of common stock outstanding for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Income from operations available to common stockholders (numerator)	$(2,024,006)	$641,255	$(628,531)	$2,505,925
Income available to common stockholders (numerator)	$(2,024,006)	$641,255	$(628,531)	$2,505,925
Weighted average number of common shares outstanding during the period used in earnings per share (denominator)	27,453,697	29,271,974	28,667,685	29,441,754

11.
Commitments and Contingencies

Although the Company does not expect to be liable for any obligations not expressly assumed by the Company from the distribution by FAB Universal Corp. (“FAB”) to its stockholders of the Company’s common stock (the “Spin-Off”), it is possible that the Company could be required to assume responsibility for certain obligations retained by FAB, the former parent company of the Company, should FAB fail to pay or perform its retained obligations. FAB may have obligations that at the present time are unknown or unforeseen. For example, FAB is currently undergoing both domestic and international audits by the Internal Revenue Service (“IRS”). As the nature of such obligations are unknown, we are unable to provide an estimate of the potential obligation. However, should FAB incur such obligations, the Company may be financially obligated to pay any losses incurred.

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

On April 24, 2020, Mr. Busshaus filed a complaint against the Company with the American Arbitration Association (“AAA”) asserting claims arising from his employment relationship with the Company, including, inter alia, claims for wages, compensation and benefits, and claims of unlawful discharge and wrongful termination. The Company denies Mr. Busshaus’ claims in their entirety and intends to vigorously defend its position.

As of September 30, 2020, there has been no further update to the complaint filed against the Company.

The Company has entered into employment agreements with its current and former executive officers that provide for a bonus payment to be paid at the end of such agreement, and a bonus payment to be paid upon an executive’s termination without cause or for good reason, or following a change of control by the Company. As of September 30, 2020, the bonus accrual totaled $805,110.

12.
Segment Reporting

ASC Topic 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organizational structure as well as reporting information about geographical areas, business segments and major customers in the Company’s financial statements.

The Company is engaged in providing hosting services. The Company's chief operating decision maker (“CODM”) has been identified as the CEO who reviews the financial information of separate operating segments when making decisions about allocating resources and assessing performance of the group. Based on management's assessment, the Company has determined that it has two operating segments as of September 30, 2020 which are podcast hosting services (Libsyn) and internet hosting services (Pair).

The following table presents summary information by segment for the nine months ended September 30, 2020 and 2019, respectively:

	2020			2019
(in thousands)	Libsyn	Pair	Total	Libsyn	Pair	Total
Revenue	$11,828	$7,286	$19,114	$10,563	$7,640	$18,203
Cost of revenue	1,450	917	2,367	1,738	844	2,582

Total assets	$24,190	$17,256	$41,446	$26,357	$18,251	$44,608
Depreciation and amortization	$62	$527	$589	$60	$2,139	$2,199

The following table presents summary information by segment for the three months ended September 30, 2020 and 2019, respectively:

	2020			2019
(in thousands)	Libsyn	Pair	Total	Libsyn	Pair	Total
Revenue	$4,078	$2,434	$6,512	$3,638	$2,581	$6,219
Cost of revenue	490	448	938	585	296	881

Depreciation and amortization	$7,750	$4,852	$12,602	$23	$689	$712

13.
Subsequent Events

On October 8, 2020, Mr. Spencer, the Company’s former chief executive officer, satisfied his withholding tax liability, related to his separation agreement, of $918,852 by tendering 236,209 shares of stock, with a stock price of $3.89 per share, to the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond the Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in the Company's reports on file with the Securities and Exchange Commission: the outbreak of the coronavirus (“COVID-19”) and the global spread of the COVID-19 pandemic during 2020; general economic or industry conditions, nationally and/or in the communities in which the Company conducts business; changes in the interest rate environment; legislation or regulatory requirements; conditions of the securities markets; changes in the web hosting and podcasting industries; the development of services that may be superior to the services offered by the Company; competition; changes in the quality or composition of the Company's services; our ability to develop new services; our ability to raise capital; changes in accounting principles, policies or guidelines; financial or political instability; acts of war or terrorism; and other economic, competitive, governmental, regulatory and technical factors affecting the Company’s operations, services and prices.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Company Overview

Founded in 2015, Liberated Syndication Inc. (the “Company,” “parent”, “we,” or “us” and words of similar import), a Nevada corporation, provides podcast hosting services through its wholly-owned subsidiary Webmayhem Inc., a Pennsylvania corporation (“Libsyn”), and web hosting services through its wholly-owned subsidiary Pair Networks, Inc., a Pennsylvania corporation (“Pair” or “PNI”). The Company’s consolidated financial statements include the financial statements of Libsyn and Pair. Libsyn’s focus is on our podcasting business, while Pair’s focus is on our web hosting and domains business.

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

Results of Operations

Nine months Ended September 30, 2020 and 2019

During the nine months ended September 30, 2020, the Company recorded revenues of $19,114,200, a 5% increase from revenues of $18,202,733 for the same period in 2019. The increase for 2020 reflects an increase in Libsyn4 hosting revenue and Premium Subscriptions, offset by a decrease in Advertising and LibsynPro revenue. Libsyn contributed $11,828,145 and $10,562,580 of revenue during the first nine months of 2020 and 2019, respectively. Pair contributed $7,286,055 and $7,640,153 of revenue during the first nine months of 2020 and 2019, respectively.

Libsyn4 hosting revenue increased $ 1,379,214, or 17%, during the nine months ended September 30, 2020 when compared to the same period in 2019 due to the growth in the number of podcasts on the network. LibsynPro decreased by 5% during the nine months ended September 30, 2020 when compared to the same period in 2019. Advertising revenue decreased $151,197 during the first nine months of 2020 versus the same period of 2019. The decrease resulted from a decrease in the dollars being spent on ad campaigns during the first nine months of 2020 with existing advertisers. Premium subscription revenue increased $117,290 in the first nine months of 2020 versus the same period of 2019.

The Company recorded total costs and operating expenses of $17,184,769 during the first nine months of 2020, a 15% increase as compared to total costs and operating expenses of $14,942,936 during the same period of 2019. Libsyn contributed $9,196,311 to total costs and operating expenses during the first nine months of 2020, and $7,037,309 during the same period in 2019. Pair contributed $7,988,458 to total costs and operating expenses during the first nine months of 2020 and $7,905,627 during the same period in 2019.

During the first nine months of 2020, cost of revenue totaled $2,367,400, an 8% decrease as compared to $2,581,659 for the same period in 2019. Libsyn contributed $1,449,868 while Pair contributed $917,532 to the cost of revenue during the first nine months of 2020. Libsyn recorded a decrease in bandwidth costs and ad sharing paid to producers offset by an increase in credit card processing fees and colocation fees during the first nine months of 2020 versus the same period of 2019. Pair recorded a decrease in domain name fees and internet fees for the first nine months of 2020 versus the same period of 2019. Cost of revenue as a percentage of revenue for Libsyn increased to 12% during the first nine months of 2020 from 16% during the same period in 2019. This is a reflection of the increase in bandwidth usage during the first nine months of 2020 due to the growth in the number of podcasts and increased podcast consumption on the Libsyn Platform, offset by a reduction in the bandwidth rate to deliver the podcasts. Cost of revenue as a percentage of revenue for Pair increased to 13% during the first nine months of 2020 from 11% during the same period in 2019. This is due primarily to the increase in domain name purchase fees and internet connectivity fees.

General and administrative expenses totaled $8,458,122 during the first nine months of 2020 versus $6,074,072 during the same period in 2019, an increase of 39%. The increase was driven primarily due to the $2,926,439 related to our former CEO’s Separation Agreement expense and expenses related to legal support costs. 2019 expenses included $610,179 of legal and advisory fees incurred by the Company in associated with its settlement with Camac. General and administrative expense for Pair during the first nine months of 2020 was $1,959,902 and $2,030,374 for the same period in 2019. General and administrative expense for Libsyn for the same periods was $6,498,220 and $4,043,698, respectively.

During the third quarter of 2020, the Company, and Christopher Spencer, the Company’s former CEO, entered into a Separation and Transition Services Agreement and General Release (the “Separation Agreement”). As a result of the Separation Agreement, the Company booked $2,926,439 of compensation expense in the third quarter of 2020. This compensation expense related to a stock grant of 775,000 shares of common stock with an associated $2.50 put option on up to 550,000 of those shares through December 30, 2021, cash bonuses and salaries. In addition, the Company purchased 1,353,795 shares from Mr. Spencer at the market closing price of the Company’s common stock on July 31, 2020. As a result of these transactions, the Company was required to pay $918,852 in withholding taxes, for which Mr. Spencer was required to reimburse the Company under the Separation Agreement. As of September 30, 2020, that balance was reflected in the Company’s related party receivables.

Technology expenses represented $1,754,245 during the first nine months of 2020 versus $1,390,161 in the same period of 2019, driven by an increase in wage expense during the first nine months of 2020. Selling expenses during the first nine months of 2020 were $842,001 versus $702,521 during the same period in 2019 driven by an increase in advertising expense. Customer support expenses in the first nine months of 2020 were $2,310,430 versus $1,995,309 during the same period in 2019 driven by an increase in support staff costs.

Depreciation and amortization expenses consist of charges relating to the depreciation of the property and equipment used in our operations and the amortization of intangible assets. Depreciation and amortization expense for the first nine months of 2020 was $1,452,571 and $2,199,214 during the same period in 2019. During the first nine months of 2020, Libsyn contributed $62,488 and Pair contributed $1,390,083 to depreciation and amortization expense.

Interest expense for the first nine months of 2020 was $123,823 compared to $245,002 for the first nine months of 2019, which represents interest on the Facility obtained in connection with the acquisition of Pair. Interest expense for the nine months of 2020 was offset by interest income of $74,772, resulting in net cash expenditure of $49,051.

Income tax expense for the nine months ended September 30, 2020 was $2,658,998, which represents a change in the deferred tax assets and the expected federal balance due for the nine months ended September 30, 2020. There has been no change to the Company’s NOL carryforward uncertain tax position. Income tax expense for the nine months ended September 30, 2019 was $689,071.

In connection with an ongoing IRS examination, the Company has been asked to provide certain financial records supporting tax returns previously filed by Fab Universal Corp. (“FAB”) prior to the spin-off of the Company. The IRS request is related to a failure by FAB to include certain financial information related to certain of its subsidiaries in its consolidated tax returns. We believe it is unlikely that we will be able to provide the IRS with the requested financial records due to FAB’s record retention policies. As a result, we believe we have an uncertain tax position related to the utilization in our 2016, 2017, and 2018 tax returns of the net operating loss carryforwards associated with the Webmayhem subsidiary operations for 2007-2015. Accordingly, we have recorded an uncertain tax provision reserve of approximately $1.2 million for the quarter ended September 30, 2020.

The Company’s net loss was $628,531 for the nine months ended September 30, 2020. This represents a $3,134,456 decrease from $2,505,925 for the nine months ended September 30, 2019. Earnings per share decreased by $0.11 per share for the first nine months of 2020 when compared to the first nine months of 2019.

Three Months Ended September 30, 2020 and 2019

During the three months ended September 30, 2020, the Company recorded revenues of $6,511,707, a 5% increase from revenues of $6,219,119 for the same period in 2019. The increase for 2020 reflects an increase in Libsyn4 hosting revenue, LibsynPro revenue, and Premium Subscriptions, offset by a decrease in Advertising revenue. Libsyn contributed $4,078,303 and $3,637,589 of revenue during the three months ended September 30, 2020 and 2019, respectively. Pair contributed $2,433,404 and $2,581,530 of revenue during the three months ended September 30, 2020 and 2019, respectively.

Libsyn4 hosting revenue increased $467,566, or 17%, during the three months ended September 30, 2020 when compared to the same period in 2019 due to the growth in the number of podcasts on the network. LibsynPro revenue grew by 8% as a result of an increase in LibysnPro customers with increased listening habits and higher bandwidth transfer revenue resulting from a rise in podcast consumption. Advertising revenue decreased $29,269 during the three months ended September 30, 2020 versus the same period of 2019. The decrease resulted from a decrease in the dollars being spent on advertising campaigns during the three months ended September 30, 2020 with existing advertisers. Premium subscription revenue decreased $40,615 in the three months ended September 30, 2020 versus the same period of 2019.

The Company recorded total costs and operating expenses of $7,927,250 during the three months ended September 30, 2020, a 47% increase as compared to total costs and operating expenses of $5,391,594 during the same period of 2019. Libsyn contributed $5,168,942 to total costs and operating expenses during the three months ended September 30, 2020, and $2,233,922 during the same period in 2019. Pair contributed $3,019,019 to total costs and operating expenses during the three months ended September 30, 2020 and $2,654,990 during the same period in 2019.

During the three months ended September 30, 2020, cost of revenue totaled $937,863, a 6% increase as compared to $881,171 for the same period in 2019. Libsyn contributed $490,068 while Pair contributed $447,795 to the cost of revenue during the three months ended September 30, 2020. Libsyn recorded an increase in credit card processing fees and colocation fees, offset by a decrease in bandwidth costs and ad sharing paid to producers during the three months ended September 30, 2020 versus the same period in 2019. Pair recorded a decrease in domain name fees and internet fees for the three months ended September 30, 2020. Cost of revenue as a percentage of revenue for Libsyn increased to 18% during the three months ended September 30, 2020 from 11% during the same period in 2019. This is a reflection of an increase in bandwidth usage during the three months ended September 30, 2020 due to the growth in the number of podcasts and increased podcast consumption on the Libsyn Platform offset by a reduction in the bandwidth rate to deliver the podcasts. Additionally, Libsyn’s revenue increased by 58% during the three months ended September 30, 2020. Cost of revenue as a percentage of revenue for Pair increased to 18% during the three months ended September 30, 2020 from 11% during the same period in 2019. This is due primarily to the increase in domain name purchase fees and internet connectivity fees. Additionally, Pair’s revenue increased by 13% during the three months ended September 30, 2020.

General and administrative expenses totaled $4,820,259 during the three months ended September 30, 2020 versus $2,339,966 during the same period in 2019, an increase of 106%. The increase was driven primarily due to the $2,926,439 related to our former CEO’s Separation Agreement and expenses related to legal support costs. 2019 expenses included $444,620 of legal and advisory fees incurred by the Company in associated with its settlement with Camac. General and administrative expense for Pair during the three months ended September 30, 2020 was $649,683 and $666,950 for the same period in 2019. General and administrative expense for Libsyn for the same periods was $4,170,576 and $1,673,016, respectively.

During the third quarter of 2020, the Company and Mr. Spencer, the Company’s former CEO, entered into the Separation Agreement. As a result of the Separation Agreement, the Company booked $2,926,439 of compensation expense in the third quarter of 2020. This compensation expense related to a stock grant of 775,000 shares of common stock with an associated $2.50 put option on up to 550,000 of those shares through December 30, 2021, cash bonuses and salaries. In addition, the Company purchased 1,353,795 shares from Mr. Spencer at the market closing price of the Company’s common stock on July 31, 2020. As a result of these transactions, the Company was required to pay $918,852 in withholding taxes, for which Mr. Spencer was required to reimburse the Company under the Separation Agreement. As of September 30, 2020, that balance was reflected in the Company’s related party receivables.

Technology expenses represented $595,393 during the three months ended September 30, 2020 versus $478,372 for the same period in 2019, driven by an increase in wage expense during the three months ended September 30, 2020. Selling expenses during the three months ended September 30, 2020 were $312,179 versus $293,185 during the same period in 2019 driven by an increase in advertising expense. Customer support expenses in the three months ended September 30, 2020 were $833,315 versus $686,876 during the same period in 2019 driven by an increase in support staff costs.

Depreciation and amortization expenses consist of charges relating to the depreciation of the property and equipment used in our operations and the amortization of intangible assets. Depreciation and amortization expense for the three months ended September 30, 2020 was $428,241 and $712,024 during the same period in 2019. During the three months ended September 30, 2020, Libsyn contributed $20,409 and Pair contributed $407,832 to depreciation and amortization expense.

Interest expense for the three months ended September 30, 2020 was $27,319 compared to $75,280 in the three months ended September 30, 2019, which represents interest on the Facility obtained in connection with the acquisition of Pair. Interest expense for the three months ended September 30, 2020 was offset by interest income of $7,387, resulting in net cash expenditure of $19,932.

Income tax expense for the three months ended September 30, 2020 was $727,269, which represents a change in the deferred tax assets and the expected federal balance due for the three months ended September 30, 2020. There has been no change to the Company’s NOL carryforward uncertain tax position. Income tax expense for the three months ended September 30, 2019 was $178,129.

The Company’s net loss was $2,024,006 for the three months ended September 30, 2020. This represents a $2,665,261 decrease from net income of $641,255 for the three months ended September 30, 2019. Earnings per share decreased by $0.09 for the three months ended September 30, 2020 when compared to the three months ended September 30, 2019.

Liquidity and Capital Resources

Cash on hand was $13,818,169 at September 30, 2020, a decrease of $2,803,103 over the $16,621,272 on hand at December 31, 2019. Cash provided by operations for the nine months ended September 30, 2020, was $2,591,558, a decrease of $3,670,880 over the $6,262,438 of cash provided by operations for the nine months ended September 30, 2019. The contribution from Libsyn of this cash usage for the nine months ended September 30, 2020 totaled $1,560,023, and Pair used $1,031,535. The decrease in cash provided by operations was due to fluctuations in working capital, including an increase in taxes paid.

Cash used in investing activities of $173,059 for the nine months ended September 30, 2020 was for the purchase of equipment and capitalization of software development costs. Cash used in investing activities for the purchase of equipment and capitalization of software development costs was $353,040 during the same period in 2019.

Cash used in financing activities was $5,221,602 for the nine months ended September 30, 2020 and $1,254,377 in the same period of 2019. During the first nine months of 2020, the Company made $1,200,000 of payments on the Facility, as well as $831 of payments on the capital lease. In addition the company acquired 1,353,795 shares of stock for $4,020,771 on July 31, 2020. During the first nine months of 2019, the Company made $1,200,000 of payments on the Facility, as well as $36,012 of payments on the capital lease.

Our operations and business could be disrupted and materially adversely affected by the recent outbreak of COVID-19. While the Company has taken mitigating actions in assessing our business operations and system supports including for employees to work remotely, there can be no assurance that these actions will enable us to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business conditions generally or in our sector in particular.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

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

An evaluation was carried out under the supervision and with the participation of our management, including the Principal Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls. Based upon that evaluation, the Principal Executive Officer and the Chief Financial Officer concluded that, as of September 30, 2020, the design and operation of these disclosure controls were not effective to accomplish their objectives at the reasonable assurance level due to limited accounting and reporting personnel and a lack of segregation of duties due to limited financial resources and the size of our Company. On an on-going basis we will evaluate the adequacy of our controls and procedures.

The Company anticipates management attestation related to compliance with Section 404 of the Sarbanes-Oxley Act as of either the third quarter of 2021 or the first quarter of 2022. We are in the process of engaging a project partner to support the implementation of a compliant internal control regime and anticipate starting an implementation project for Section 404 compliance in the first quarter of 2021.

(b) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

Liberated Syndication Inc. is involved in routine legal and administrative proceedings and claims of various types. We have no material pending legal or administrative proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any property is the subject, other than as described below.

On April 24, 2020, John Busshaus, the Company’s former Chief Financial Officer, filed a complaint against the Company with the American Arbitration Association (AAA) asserting claims arising from his employment relationship with the Company, including, inter alia, claims for wages, compensation and benefits, and claims of unlawful discharge and wrongful termination. Mr. Busshaus claims that he resigned for “Good Reason” as defined in Section 8(c) of his Employment Agreement pursuant to which he claims to be entitled to the “Effect of Termination” under Section 9(c) of the Employment Agreement. The Company denies Mr. Busshaus’ claims in their entirety and intends to vigorously defend its position.

Item 1A. Risk Factors

The COVID-19 pandemic may adversely impact our business, results of operations and financial position.

Our operations and business could be disrupted and materially adversely affected by the recent outbreak of COVID-19. While the Company has taken mitigating actions in our business operations and system supports, including arranging for employees to work remotely, there can be no assurance that these actions will enable us to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business conditions generally or in our sector in particular.

The Company may be subject to state income taxes it has not paid, collected from our customers or reserved for on our financial statements, which could materially adversely affect our business, financial condition or operating results. The Company has also underreported the personal income and failed to withhold sufficient Federal withholding taxes for certain employees, officers and directors which will result in a future Federal income tax liability.

On June 21, 2018, the United States Supreme Court rendered a decision in South Dakota v. Wayfair, Inc., holding that a state may require a remote seller with no physical presence in the state to collect and remit sales tax on goods and services provided to purchasers in the state, overturning certain existing court precedent.

The Company has failed to apportion revenue and file 2019 and 2020 state and local sales and income tax returns in the manner required by the Wayfair decision. We have evaluated our state tax filings with respect to the Wayfair decision and are in the process normalizing our related tax practices. The Company has engaged a state sales tax compliance firm and is currently conducting an effort to accomplish appropriate apportionment and normalize its state and federal filings for sales, use, and income taxes. The Company does not anticipate having a detailed estimation of the taxes owed and associated normalization costs until the early 2021. The tax liability is therefore currently not estimable. The company anticipates completing the estimation and booking a reserve as part of its fourth quarter results.

It is possible that one or more jurisdictions may assert that we have liability for periods for which we have not collected sales, use or other similar taxes, and if such an assertion or assertions were successful it could materially and adversely affect our business, financial condition and operating results. In addition, one or more jurisdictions may change their laws or policies to apply their sales, use or other similar taxes to our operations, and if such changes were made it could materially and adversely affect our business, financial condition, and operating results.

During the third quarter of 2020, the Company determined that it had incorrectly reported the personal income related to its restricted stock vesting events in 2017, 2018, and 2019. The Company underreported such personal income, failed to report the income in a timely fashion and failed to withhold Federal withholding taxes at an appropriate level. As a result, the Company has begun to amend its quarterly payroll tax filings and to issue amended reports of income to the impacted employees, officers and directors. The total amount of underreported personal income across the three years is $3.8 million. The Company expects to complete its normalization efforts, including amending its annual Federal and state income tax returns, by the first quarter of 2021. The Company is unable estimate the total tax liability related to this error until it receives assessment calculations from the IRS.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None; not applicable.

Item 3. Defaults Upon Senior Securities

None; not applicable.

Item 4. Mine Safety Disclosures

None; not applicable.

Item 5. Other Information

None; not applicable.

Item 6. Exhibits
LIBERATED SYNDICATION INC. AND SUBSIDIARIES
Index to Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

Exhibit Number	Exhibit Description
3.1	Bylaws of the Company, amended as of September 24, 2020, incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2020.
10.1
Employment Agreement, dated as of July 29, 2020, between the Company and Richard P. Heyse, incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2020.

10.2
Separation and Transition Services Agreement and General Release, dated July 31, 2020, between the Company and Christopher Spencer, incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2020.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 are formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2020 and December 31, 2019, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019, (iii) the Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2020 and 2019, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, and (v) Notes to Condensed Consolidated Financial Statements for the nine months ended September 30, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERATED SYNDICATION INC.
(Registrant)

Date: November 16, 2020	By:	/s/ Laurie A. Sims
Laurie A. Sims
President, Chief Operating Officer and Principal Executive Officer

Date: November 16, 2020	By:	/s/ Richard P. Heyse
Richard P. Heyse
Chief Financial Officer